Form 10-Q
period 1994-09-30
ILLINOVA CORP
filed 1994-11-10
CIK 914755

21

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


                               Form 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1994
                                  OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________to __________

Commission   Registrants; State of Incorporation;  IRS Employer
File Number   Address; and Telephone Number   Identification No.

 1-11327        Illinova Corporation              37-1319890
               (an Illinois Corporation)
                500 S. 27th Street
                Decatur, IL  62525
                (217) 424-6600

  1-3004        Illinois Power Company            37-0344645
                (an Illinois Corporation)
                500 S. 27th Street
                Decatur, IL  62525
                (217) 424-6600

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) have been subject to such filing requirements for the past 90 days.

                Illinova        Yes X  No
                Corporation        ----  -----
                Illinois Power  Yes X  No
                Company            ----  -----

     Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Illinova Corporation     Common stock, no par value, 75,643,937
                         shares outstanding at October 31, 1994

Illinois Power Company   Common stock, no par value, 75,643,937
                         shares outstanding held by Illinova
Corporation at October 31, 1994


          Total number of sequentially numbered pages is 105.
                         ILLINOVA CORPORATION
                        ILLINOIS POWER COMPANY

This combined Form 10-Q is separately filed by Illinova Corporation and Illinois Power Company. Prior to the filing of the combined 10-Q for the quarter ended June 30, 1994, Illinova was not a reporting company for purposes of the Securities Exchange Act of 1934, and Illinois Power Company filed its own separate reports on Form 10-Q. Information contained herein relating to Illinois Power Company is filed by Illinova Corporation and separately by Illinois Power Company on its own behalf. Illinois Power Company makes no representation as to information relating to Illinova Corporation or its subsidiaries, except as it may relate to Illinois Power Company.

          FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994
                                 INDEX
                                                      PAGE NO.
Part 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Illinova Corporation

              Consolidated Balance Sheets               3 - 4
              Consolidated Statements of Income         5 - 6
              Consolidated Statements of Cash Flows         7

         Illinois Power Company

              Balance Sheets                            8 - 9
              Statements of Income                         10
              Statements of Cash Flows                     11

         Notes to Financial Statements of
              Illinova Corporation and
              Illinois Power Company                  12 - 13

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations for Illinova Corporation
              and Illinois Power Company              14 - 20

Part II.  OTHER INFORMATION

 Item 1: Legal Proceedings                                 21

 Item 6: Exhibits and Reports on Form 8-K                  21

 Signatures                                           22 - 23

 Exhibit Index                                             24

                     PART I. FINANCIAL INFORMATION
                         ILLINOVA CORPORATION
                      CONSOLIDATED BALANCE SHEETS
           (See accompanying Notes to Financial Statements)

                                      SEPTEMBER 30, DECEMBER 31,
                                           1994         1993
ASSETS                                 (Unaudited)
                                            (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
    in progress of $237.0 million and
    $218.7 million, respectively)    $  5,976.6   $  5,889.4
 Gas (includes construction work
    in progress of $16.9 million and
    $18.8 million, respectively)          601.2        589.9
                                      ----------   ----------
                                         6,577.8      6,479.3
Less-Accumulated depreciation            2,065.9      1,974.6
                                      ----------   ----------
                                         4,511.9      4,504.7
Nuclear fuel in process                      6.8          6.6
Nuclear fuel under capital lease           104.4        128.5
                                     ----------   ----------
   Total utility plant                  4,623.1      4,639.8
                                      ----------   ----------
Investments and Other Assets                32.8         20.1
                                      ----------   ----------
Current Assets
 Cash and cash equivalents                 14.9          9.9
 Accounts receivable (less allowance
  for doubtful accounts of $4.0 million)
   Service                                 93.1         85.2
   Other                                   24.7         37.5
 Accrued unbilled revenue                  44.9         49.0
 Material and supplies, at average cost   135.6        131.6
 Prepayments and other                     48.3         31.8
                                     ----------   ----------
   Total current assets                   361.5        345.0
                                      ----------   ----------
Deferred Charges
 Deferred Clinton costs                   111.7        114.3
 Recoverable income taxes                 119.7        108.0
 Other                                    191.9        196.3
                                     ----------   ----------
   Total deferred charges                 423.3        418.6
                                      ----------   ----------
                                       $ 5,440.7   $  5,423.5
                                      ==========   ==========

                         ILLINOVA CORPORATION
                      CONSOLIDATED BALANCE SHEETS
           (See accompanying Notes to Financial Statements)

                                      SEPTEMBER 30, DECEMBER 31,
                                           1994         1993
CAPITAL AND LIABILITIES                (Unaudited)

                                            (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 100,000,000 shares authorized;
  75,643,937 shares outstanding,
  stated at                              $  1,424.6 $  1,424.6
 Less - Deferred compensation - ESOP           25.9       28.2
 Retained earnings (deficit)                   47.3      (64.6)
 Less - Capital stock expense                  10.6       10.8
 Preferred and preference stock of subsidiary 303.7      303.7
 Mandatorily redeemable preferred stock
  of subsidiary                                36.0       48.0
 Long-term debt                             1,938.7    1,926.3
                                        ----------  ----------
   Total capitalization                     3,713.8    3,599.0
                                         ----------  ----------
Current Liabilities
 Accounts payable                              93.3      128.8
 Notes payable                                204.5       92.3
 Long-term debt and lease obligations
  maturing within one year                     34.3      187.7
 Other                                        111.4      197.9
                                        ----------  ----------
   Total current liabilities                  443.5      606.7
                                         ----------  ----------
Deferred Credits
 Accumulated deferred income taxes            975.3      906.4
 Accumulated deferred investment tax credits  224.5      230.5
 Other                                         83.6       80.9
                                        ----------  ----------
   Total deferred credits                   1,283.4    1,217.8
                                        ----------  ----------

                                          $  5,440.7 $  5,423.5
                                         ==========  ==========

                          ILLINOVA CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
           (See accompanying Notes to Financial Statements)
                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,
                             1994      1993      1994       1993
                                             (Unaudited)
                                      (Millions except per share)
Operating Revenues:
 Electric                    $ 362.4   $ 372.2   $ 912.1   $ 886.7
 Electric interchange           30.2      45.6      83.3      91.0
 Gas                            36.3      34.6     226.0     220.3
                            -------   -------    -------   -------
   Total                       428.9     452.4   1,221.4   1,198.0
                             =======   =======    =======   =======
Operating Expenses and Taxes:
 Fuel for electric plants       77.3      72.2     206.0     183.5
 Power purchased                12.8      31.0      39.5      48.1
 Gas purchased for resale       13.5      15.3     129.9     127.2
 Other operating expenses       61.4      67.1     190.7     195.1
 Maintenance                    19.8      25.0      63.5      72.3
 Depreciation                   44.2      42.5     131.9     126.1
 Amortization of excess
   unprotected deferred taxes    -        (1.4)     (1.4)     (4.2)
 General taxes                  32.8      31.7     100.0      98.1
 Deferred Clinton costs          0.8       2.8       2.6       8.4
 Income Taxes                   54.1      51.9     103.0      92.8
                            -------   -------    -------   -------
   Total                       316.7     338.1     965.7     947.4
                             -------   -------    -------   -------
Operating Income                112.2     114.3     255.7     250.6
                             -------   -------    -------   -------
Other Income and Deductions:
 Allowance for equity funds
  used during construction       0.9       0.6       2.9       1.6
 Disallowed Clinton costs        -      (271.0)      -      (271.0)
 Income tax effects of
  disallowed costs               -        70.6       -        70.6
 Miscellaneous - net            (4.4)      2.3     (10.1)      2.0
                            -------   -------    -------   -------
   Total                        (3.5)   (197.5)     (7.2)   (196.8)
                             -------   -------    -------   -------
Income (Loss) Before
    Interest Charges            108.7     (83.2)    248.5      53.8
                             -------   -------    -------   -------
Interest Charges & Other:
 Interest on long-term debt     32.9      38.7     103.1     116.8
 Other interest charges         (0.7)      3.0       3.3       6.6
 Allowance for borrowed funds
  used during construction      (1.2)     (1.0)     (4.3)     (3.0)
 Preferred dividend requirements
   of subsidiary                 5.9       6.3      17.8      20.1
                            -------   -------    -------   -------
   Total                        36.9      47.0     119.9     140.5
                            -------   -------    -------   -------
 Net Income (Loss)           $  71.8  $ (130.2)  $ 128.6   $ (86.7)
                             =======   =======    =======   =======
                         ILLINOVA CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
           (See accompanying Notes to Financial Statements)

         Illinova Corporation Earnings Per Share and Dividends


                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                                1994     1993       1994      1993
                                           (Unaudited)


Net Earnings (Loss) per
   common share                $ 0.95     $ (1.72)   $ 1.70   $ (1.15)

Cash dividends declared per
   common share               $ 0.20   $     -      $ 0.40    $  0.40

Cash dividends paid per
   common share                $ 0.20    $  0.20     $ 0.60    $  0.60

Weighted average number
   of common shares
   outstanding during
   period                 75,643,937 75,643,937 75,643,937 75,643,937



                         ILLINOVA CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           (See accompanying Notes to Financial Statements)


                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                          1994             1993
                                            (Unaudited)
                                       (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                     $   128.6       $    (86.7)
 Items not requiring cash, net             170.7            385.2
 Changes in assets and liabilities         (89.3)             8.1
                                       ---------        ---------
 Net cash provided by operating
  activities                               210.0            306.6
                                        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures                (128.0)          (163.1)
 Other investing activities                (15.4)            (9.3)
                                       ---------        ---------
 Net cash used in investing activities     (143.4)         (172.4)
                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on common stock                (45.4)           (45.4)
 Redemptions -
  Short-term debt                         (131.8)          (217.5)
  Long-term debt                          (145.8)          (615.2)
  Preferred stock of subsidiary            (12.0)           (94.4)
 Issuances -
  Short-term debt                          244.1            204.4
  Long-term debt                            35.6            645.0
  Preferred stock of subsidiary             --               43.5
 Other financing activities                 (6.3)           (32.3)
                                       ---------        ---------
 Net cash used in financing activities     (61.6)          (111.9)
                                        ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS       5.0             22.3
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                    9.9              8.7
                                        ---------        ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $ 14.9        $    31.0
                                        =========        =========

                        ILLINOIS POWER COMPANY
                            BALANCE SHEETS
           (See accompanying Notes to Financial Statements)


                                      SEPTEMBER 30, DECEMBER 31,
                                           1994         1993
ASSETS                                 (Unaudited)
                                         (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
  in progress of $237.0 million and
     $218.7 million, respectively) $    5,976.6  $   5,889.4
 Gas (includes construction work
  in progress of $16.9 million and
     $18.8 million, respectively)         601.2         589.9
                                    ------------ ------------
                                         6,577.8       6,479.3
Less-Accumulated depreciation            2,065.9       1,974.6
                                    ------------ ------------
                                         4,511.9       4,504.7
Nuclear fuel in process                      6.8           6.6
Nuclear fuel under capital lease           104.4         128.5
                                    ------------ ------------
   Total utility plant                  4,623.1       4,639.8
                                    ------------ ------------
Investments and Other Assets                15.7          15.4
                                    ------------ ------------
Current Assets
 Cash and cash equivalents                 11.9           9.3
 Accounts receivable (less allowance
  for doubtful accounts of $4.0 million)
   Service                                 93.1          85.2
   Other                                   39.1          37.5
 Accrued unbilled revenue                  44.9          49.0
 Material and supplies,
  at average cost                         135.6         131.6
 Prepayments and other                     48.2          31.7
                                   ------------ ------------
   Total current assets                   372.8         344.3
                                    ------------ ------------
Deferred Charges
 Deferred Clinton costs                   111.7         114.3
 Recoverable income taxes                 119.7         108.0
 Other                                    190.1         195.1
                                   ------------ ------------
   Total deferred charges                 421.5         417.4
                                    ------------ ------------
                                    $    5,433.1  $    5,416.9
                                    ============ ============

                        ILLINOIS POWER COMPANY
                            BALANCE SHEETS
           (See accompanying Notes to Financial Statements)

                                      SEPTEMBER 30, DECEMBER 31,
                                           1994         1993
CAPITAL AND LIABILITIES                (Unaudited)
                                         (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 100,000,000 shares
  authorized; 75,643,937 shares
  outstanding, stated at           $    1,424.6  $    1,424.6
 Less-Deferred compensation-ESOP           25.9          28.2
 Retained earnings (deficit)               38.8         (71.0)
 Less - Capital stock expense              10.6          10.8
 Preferred and preference stock           303.7         303.7
 Mandatorily redeemable
  preferred stock                          36.0          48.0
 Long-term debt                         1,938.7       1,926.3
                                   ------------ ------------
   Total capitalization                 3,705.3       3,592.6
                                    ------------ ------------
Current Liabilities
 Accounts payable                          92.4         128.4
 Notes payable                            204.0          92.3
 Long-term debt and lease
  obligations maturing
  within one year                          34.3         187.7
 Other                                    111.4         197.9
                                   ------------ ------------
   Total current liabilities              442.1         606.3
                                    ------------ ------------
Deferred Credits
 Accumulated deferred income taxes        977.6         906.6
 Accumulated deferred investment
  tax credits                             224.5         230.5
 Other                                     83.6          80.9
                                   ------------ ------------
   Total deferred credits               1,285.7       1,218.0
                                    ------------ ------------
                                    $    5,433.1  $    5,416.9
                                    ============ ============
                        ILLINOIS POWER COMPANY
                         STATEMENTS OF INCOME
           (See accompanying Notes to Financial Statements)

                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                SEPTEMBER 30,       SEPTEMBER 30,
                               1994     1993     1994       1993
                                           (Unaudited)
                                     (Millions except per share)
Operating Revenues:
 Electric                   $ 362.4   $ 372.2  $ 912.1    $ 886.7
 Electric interchange          30.2      45.6     83.3       91.0
 Gas                           36.3      34.6    226.0      220.3
                            -------   -------  -------    -------
   Total                      428.9     452.4  1,221.4    1,198.0
Operating Expenses and Taxes:-------   -------  -------    -------
 Fuel for electric plants      77.3      72.2    206.0      183.5
 Power purchased               12.8      31.0     39.5       48.1
 Gas purchased for resale      13.5      15.3    129.9      127.2
 Other operating expenses      61.4      67.1    190.7      195.1
 Maintenance                   19.8      25.0     63.5       72.3
 Depreciation                  44.2      42.5    131.9      126.1
 Amortization of excess
  unprotected deferred taxes    -        (1.4)    (1.4)      (4.2)
 General taxes                 32.8      31.7    100.0       98.1
 Deferred Clinton costs         0.8       2.8      2.6        8.4
 Income Taxes                  54.1      51.9    103.0       92.8
                            -------   -------  -------    -------
   Total                      316.7     338.1    965.7      947.4
                            -------   -------  -------    -------
Operating Income               112.2     114.3    255.7      250.6
                             -------   -------  -------    -------
Other Income and Deductions:
 Allowance for equity funds
  used during construction      0.9       0.6      2.9        1.6
 Disallowed Clinton costs       -      (271.0)     -       (271.0)
 Income tax effects of
   disallowed costs             -        70.6      -         70.6
 Miscellaneous Net             (3.7)      2.3     (7.2)       2.0
                            -------   -------   -------   -------
   Total                       (2.8)   (197.5)    (4.3)    (196.8)
                             -------   -------   -------   -------
Income (Loss) Before
    Interest Charges           109.4     (83.2)   251.4       53.8
Interest Charges and Other:  -------   -------   -------   -------
 Interest on long-term debt    32.9      38.7    103.1      116.8
 Other interest charges        (0.7)      3.0      3.3        6.6
 Allowance for borrowed funds
  used during construction     (1.2)     (1.0)    (4.3)      (3.0)
                            -------   -------   -------   -------
   Total                       31.0      40.7    102.1      120.4
                             -------   -------   -------   -------
Net Income (Loss)               78.4    (123.9)   149.3      (66.6)
Preferred dividend requirements  5.9       6.3     17.8       20.1
Net  Income  (Loss) applicable -------         -    -------    -------
- -------
    to common stock         $  72.5   $(130.2) $ 131.5    $ (86.7)
                            =======   =======   =======   =======
                        ILLINOIS POWER COMPANY
                       STATEMENTS OF CASH FLOWS
           (See accompanying Notes to Financial Statements)

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                         1994           1993
                                            (Unaudited)
                                       (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                 $   149.3      $   (66.6)
 Items not requiring cash, net         172.9          385.2
 Changes in assets and liabilities    (103.5)           8.1
                                   ---------      ---------
 Net cash provided by operating
   activities                          218.7          326.7
                                    ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures            (128.0)        (163.1)
 Other investing activities             (3.0)          (3.2)
                                   ---------      ---------
 Net cash used in investing
   activities                         (131.0)        (166.3)
                                    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on preferred and
  common stock                         (63.4)         (65.5)
 Redemptions -
  Short-term debt                     (131.3)        (217.5)
  Long-term debt                      (145.8)        (615.2)
  Preferred Stock                      (12.0)         (94.4)
 Issuances -
  Short-term debt                      243.0          204.4
  Long-term debt                        35.6          645.0
  Preferred stock                       --             43.5
 Other financing activities            (11.2)         (38.4)
                                   ---------      ---------
 Net cash used in financing
  activities                           (85.1)        (138.1)
                                    ---------      ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                       2.6           22.3
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                   9.3            8.7
                                    ---------      ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                 $    11.9      $    31.0
                                    =========      =========

            ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
                     NOTES TO FINANCIAL STATEMENTS

GENERAL

    Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See IP's Form 10-K for the year ended December 31, 1993 and the "Notes to Financial Statements" in IP's 1993 Annual Report incorporated by reference in IP's Form 10-K for the year ended December 31, 1993, IP's report on Form 10-Q for the quarter ended March 31, 1994, and the combined Illinova and Illinois Power report on Form 10-Q for the quarter ended June 30, 1994, for information relevant to the financial statements contained herein, including information as to certain regulatory and environmental matters involving IP and as to the significant accounting policies followed by IP.

    In the opinion of Illinova, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1994 and December 31, 1993, the Consolidated Statements of Income for the three months and nine months ended September 30, 1994 and 1993, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1994 and 1993. In addition, it is Illinova's and IP's opinion that the accompanying unaudited financial statements for IP reflect all adjustments necessary to present fairly the Balance Sheets as of September 30, 1994 and December 31, 1993, the Statements of Income for the three months and nine months ended September 30, 1994 and 1993, and the Statements of Cash Flows for the nine months ended September 30, 1994 and 1993. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

ACCOUNTING MATTERS

    CONSOLIDATION

    The consolidated financial statements of Illinova include the accounts of Illinova, IP and Illinova Generating Company. Intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled Other Income and Deductions, "Miscellaneous-net" in Illinova's Consolidated Statements of Income and IP's Statements of Income. Prior year financial statements of Illinois Power have been restated on a basis consistent with the September 30, 1994 presentation.

    IP's financial condition and results of operation are currently the principal factors affecting Illinova's financial position or results of operations.

    FAS 119

    In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," (FAS 119). FAS 119 requires expanded disclosure in the financial statements of Illinova and IP beginning with the year ending December 31, 1994. This standard is not expected to impact the financial position or results of operations of Illinova or IP.

REGULATORY AND LEGAL MATTERS

    DECOMMISSIONING

     See "Decommissioning" in IP's Report on Form 10-Q for the quarter ended March 31, 1994, and in the combined Illinova and IP Report on Form 10-Q for the quarter ended June 30, 1994, for further discussion.

     NUCLEAR FUEL CONTRACTS

     In October 1993, IP filed suit in the U.S. District Court in Danville, Illinois, against a number of entities who are parties to one of IP's uranium supply contracts. In that suit, IP sought a declaratory judgment on the propriety of its earlier termination of the contract. In September 1994, the Court ruled against IP, granting summary judgment motions filed by the defendants and holding that the contract had been breached by IP's unauthorized termination. The Court did not determine the amount of damages owed for the breach nor the basis for calculating damages. Currently, settlement negotiations are underway. If the negotiations are unsuccessful, a trial on the issue of damages will be held. The outcome of this proceeding, even if the issue of damages is litigated to judgment, is not expected to have a material effect on IP's financial position or results of operations.

            ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in IP's 1993 Annual Report incorporated by reference in IP's Form 10-K for the year ended December 31, 1993, IP's Report on Form 10-Q for the quarter ended March 31, 1994, and the combined Illinova and Illinois Power Report on Form 10-Q for the quarter ended June 30, 1994. Important factors affecting financial condition and results of operations between the periods indicated are as follows:

Illinova Subsidiaries

     IP, the primary business and subsidiary of Illinova, is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois.

     Illinova Generating Company (IG) is Illinova's wholly-owned independent power subsidiary which invests in energy supply projects throughout the world. IG's strategy is to develop "greenfield" power plants, acquire existing generation facilities and provide power plant O&M services. During the third quarter of 1994, IG became an equity partner in three natural gas-fired generation plants with Tenaska, two of which are already in operation. Tenaska is an Omaha, Nebraska-based developer of independent power projects throughout the U.S. In August 1994, IG also purchased 50 percent of the North American Energy Services Company (NAES), headquartered in Issaquah, Washington. NAES supplies a broad range of operations, maintenance and support services to the worldwide independent power generation industry, and operates the three generation plants in which IG purchased an equity interest as noted above. Illinova has invested $25 million in IG as of September 30, 1994.

     Recent and potential future changes in federal and state regulation of the utility industry have resulted in increased competition in the energy marketplace. As part of Illinova's overall strategy for preparing for this competition, potential future deregulation and opportunities in higher-growth energy markets, Illinova Power Marketing (IPM), a wholly-owned subsidiary of Illinova, was formed on July 19, 1994 as a Delaware corporation. On July 20, 1994, IPM filed a request for Federal Energy Regulatory Commission
(FERC) approval to buy electricity from producers and to sell electricity at market rates to wholesale customers, such as utilities, electric cooperatives and municipalities, which are at least two systems away from IP. Subsequent to the IPM filing, the FERC issued a decision in Heartland Energy Services, Inc., et al., setting forth the general standards governing applications by utility-affiliated marketers, such as IPM, for market-based rates. Among these standards is the submission, by the marketer's affiliated utility, of an open access transmission tariff offering transmission services and prices comparable to those which the utility provides to its customers. IPM intends to amend its filing based on the FERC decision in the Heartland case and has requested that the FERC defer action on the original filing until it is amended. IPM plans to submit the amended filing and IP plans to submit the comparable open access transmission tariff, designed to satisfy the FERC's "comparability" requirements, to the FERC during the first quarter of 1995. See the discussion of open access and wheeling in "Regulatory Matters" on page 17 of this report.

LIQUIDITY AND CAPITAL RESOURCES

     DIVIDENDS

     On March 23, 1994, the Illinois Commerce Commission (ICC) granted IP permission to declare and pay common and preferred dividends for the third and fourth quarters of 1994, with dividends on common stock not to exceed 20 cents per share per quarter, in the event of a negative retained earnings balance, contingent on satisfaction of certain net income, cash flow and capitalization requirements as set forth in the ICC order. As of July 31, 1994, IP no longer has negative retained earnings. As a result, compliance with the conditions of the ICC's March 1994 order is no longer necessary.

     On August 10, 1994, the Board of Directors of Illinova declared common stock dividends for the fourth quarter of 1994. In addition, IP declared preferred stock dividends for the fourth quarter of 1994. On October 12, 1994, the Board of Directors of Illinova increased the common stock dividend 25 percent, declaring the common stock dividend for the first quarter of 1995 at 25 cents per share, payable February 1, 1995, to shareholders of record as of January 10, 1995. This declaration does not affect the previously declared common stock dividend for the fourth quarter of 1994.

     DECOMMISSIONING

     See "Decommissioning" in IP's Report on Form 10-Q for the quarter ended March 31, 1994, and in the combined Illinova and Illinois Power Report on Form 10-Q for the quarter ended June 30, 1994, for further discussion.

     FERC ORDER 636

     In January 1994, the ICC issued its Hearing Examiner's Proposed Order (HEPO) related to its investigation of the appropriate method for recovery of FERC Order 636 transition costs. The HEPO permitted recovery of the transition costs through the Uniform Gas Adjustment Clause. On September 23, 1994, the ICC issued a final order addressing the appropriate method for the recovery of Order 636 transition costs. In the final order, the ICC distinguished between Gas Supply Realignment Costs (GSR costs) and all other transition costs, and determined that GSR costs should be recovered on a volumetric basis in order to allocate these costs to all gas customers. The Company will recover GSR costs from customers through its gas rate rider for recovery of take-or-pay costs. All non-GSR transition costs will be recovered through the Uniform Gas Adjustment Clause. See "FERC Order 636" under "Regulatory Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in IP's 1993 Annual Report incorporated by reference in IP's Form 10-K for the year ended December 31, 1993, for further discussion.

     TAX MATTERS

     The Internal Revenue Service (IRS) has completed its audit of IP's federal income tax returns for the years 1986 through 1988. IP and the IRS have reached an agreement on all audit issues. The results of the agreement did not have a material effect on IP's financial position or results of operations.

     CAPITAL RESOURCES AND REQUIREMENTS

     Cash flow from operations during the first nine months of 1994 provided sufficient working capital to meet ongoing operating and construction requirements and to service existing preferred and common stock dividends and debt requirements for Illinova and its subsidiaries. Additionally, Illinova and its subsidiaries believe internal and external sources of capital will be available to meet future operating requirements and continue to service existing debt, preferred stock and common stock dividends, sinking fund requirements and all anticipated construction requirements.

     IP's capital requirements for construction were approximately $128 million and $163 million during the nine months ended September 30, 1994 and 1993, respectively.

     Illinois Power Company mortgage bonds are currently rated BBB by Duff & Phelps, Baa2 by Moody's and BBB by Standard & Poor's. IP's preferred stock is currently rated BBB- by Duff & Phelps, baa3 by Moody's and BBB- by Standard & Poor's. Both Illinova and IP have adequate short- and intermediate-term bank borrowing capacity.

     IP has current ICC authorization to issue $212 million of debt securities and $100 million of preferred stock. Illinois Power Capital L.P., a limited partnership in which Illinois Power Company serves as general partner, was established during the third quarter of 1994 for the sole purpose of issuing its partnership interests and using the proceeds to purchase certain debt securities of IP. Illinois Power Capital issued $97 million of tax-advantaged monthly income preferred securities (MIPS) at 9.45% (5.67% after-tax rate) in October 1994.
The proceeds from the sale of the MIPS were loaned to IP and will be used by IP for the redemption or the purchase on the open market of higher-cost outstanding securities of IP.

     REGULATORY MATTERS

     1993 GAS RATE CASE

     See "1993 Gas Rate Case" under "Regulatory Matters" in
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" in IP's Report on Form 10-Q for the quarter ended March 31, 1994, for a discussion of the financial impacts of the ICC rate order issued on April 6, 1994.

     OPEN ACCESS AND WHEELING

     As noted in the discussion of Illinova Power Marketing on page 14 and 15 of this report, IP plans to submit an open access transmission tariff to the FERC during the first quarter of 1995.

     An open access transmission tariff provides for any qualified entity to use the IP transmission system to wheel electricity. At this time, qualified entities include any wholesale power entity such as electric cooperatives, municipalities, exempt wholesale generators, power marketers and other investor-owned utilities. Under the 1992 Energy Policy Act, an investor-owned utility must respond to any bona fide transmission service request under Section 211 of the Federal Power Act within 60 days. Although the Energy Policy Act of 1992 created, for the first time, a FERC-administered mechanism for imposing wholesale wheeling obligations on utilities, IP has had the obligation to wheel power for interconnected electricity suppliers since 1976. That condition was included in IP's Clinton Power Station construction permit and in the subsequently issued Clinton operating license, to address anti-trust considerations by mitigating IP's market power in transmission. Federal agencies have imposed transmission access conditions on specific utilities in return for plant construction and operating authority, but also in return for approval of utility mergers and in connection with the granting of other privileges. Open access has thus been a business reality in the industry, and at IP, for some time. IP currently wheels power at rates originally approved by the FERC in 1984. The open access tariff filing that IP plans to make in the first quarter of 1995 may result in a lower rate for transmission as imposed by the FERC or proposed by IP in the interest of retaining and enhancing revenues derived from wheeling. It is too soon to predict accurately the long-term financial impact of increasing transmission access and other issues arising from such access.

     GAS MANUFACTURING SITES

     IP is currently recovering Manufactured Gas Plant (MGP) site cleanup costs from customers through a tariff rider approved by the ICC in April 1993. In December 1993, the Appellate Court affirmed the ICC ruling that cleanup costs may be recovered from customers through a tariff rider. In February 1994, an intervening consumer group appealed the December 1993 Appellate Court decision to the Supreme Court of Illinois, arguing that utilities should not be permitted to recover MGP cleanup costs from customers. IP and other utilities have also appealed to the Illinois Supreme Court seeking to include carrying costs on the unrecovered balance of cleanup costs through the tariff rider. The Illinois Supreme Court agreed to hear both appeals, and briefing and oral arguments were held in September 1994. Although at the present time IP is unable to predict the outcome of these appeals, management believes that the final disposition will not have a material adverse effect on IP's financial position or results of operations.


RESULTS OF OPERATIONS

            THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

     Electric Operations - The current quarter decrease of $9.8 million in electric revenues is primarily due to decreased sales to the residential sector, partially offset by increased sales to the industrial and commercial sectors. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 0.8% or 38 million kwh from the third quarter 1993. This increase was primarily due to an increase in industrial sales of 1.3% (28 million kwh) as a result of improving economic conditions throughout IP's territory. Interchange revenues decreased $15.4 million due to warmer weather and decreased sales opportunities in 1994 as compared to 1993.

     The current quarter cost of fuel for electric plants increased $5.1 million and electric generation increased 9.7%. The increase in fuel cost was attributable to increased generation and the impact of the Uniform Fuel Adjustment Clause. The equivalent availability of Clinton was 93% and 89% for the three months ended September 30, 1994 and 1993, respectively. The equivalent availability for IP's coal-fired plants was 88% and 89% for the three months ended September 30, 1994 and 1993, respectively. Power purchased and interchanged for the current quarter decreased $18.2 million due to higher purchases at lower-than-expected prices during 1993.

     Gas Operations - Gas revenues increased $1.7 million in the third quarter of 1994 due to the effects of the 6.1% rate increase granted by the ICC in April 1994, partially offset by the effects of the Uniform Gas Adjustment Clause. Therm sales increased 13.0% (5 million therms) but were offset by a decrease in therms transported which resulted in a 4.0% decrease in gas consumption. Commercial sales and transport decreased 8.3% (1 million therms) and industrial sales and transport decreased 4.4% (3 million therms).

     The cost of gas purchased for resale decreased $1.8 million in the third quarter as a result of the effects of the Uniform Gas
Adjustment Clause and the lower cost of gas.

     Gas bypass (connection by the natural gas customer directly to a pipeline, "bypassing" IP's sales and transportation service) continues to be actively considered or utilized by several of IP's large customers. IP is aggressively competing with the bypass options available to these customers in an attempt to minimize the potential loss in earnings.

     Disallowed Clinton Costs and Income Tax Effects of Disallowed Costs - In September 1993, IP recorded a loss of $271 million ($200 million or $2.65 per share, net of income taxes) related to the write-off of certain deferred Clinton Power Station post-construction costs. See "Note 2 - Clinton Power Station" in "Notes to Financial Statements" in IP's 1993 Annual Report incorporated by reference in IP's Form 10-K for the year ended December 31, 1993, for further discussion.

     Miscellaneous-net - The current quarter increase of $6.0 million for IP is primarily a result of increased coal transportation costs related to the 1993 United Mine Workers' Strike and flooding in the Midwest. The current quarter increase of $6.7 million for Illinova is due to the factors previously noted for IP, as well as holding company and subsidiary expenses.

     Interest on Long-Term Debt - The current quarter decrease of $5.8 million in interest on long-term debt is due to IP's 1993 and 1994 refinancings of higher-cost debt with lower-cost debt.

     Earnings (Loss) per Common Share - The earnings (loss) per common share for Illinova during the third quarter of 1994 and 1993 resulted from the interaction of all other factors discussed herein, as well as lower dividend requirements due to the redemption of IP preferred stock in 1994 and 1993.



             NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

     Electric Operations - The current period increase of $25.4 million in electric revenues is primarily due to increased sales across all classes of customers. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 5.5% or 678 million kwh. The improving economy contributed to an increase in sales for the industrial and commercial sectors of 8.0% (482 million kwh) and 6.5% (159 million kwh), respectively. Interchange revenues decreased $7.8 million, mainly due to 1993 third quarter interchange sales that were higher primarily due to warmer weather and decreased sales opportunities in 1994 as compared to 1993.

     The current period cost of fuel for electric plants increased $22.5 million with electric generation increasing 6.5%. The increase in fuel cost is a result of an increase in higher-cost fossil plant generation and a decrease in lower-cost nuclear generation coupled with the effects of the Uniform Fuel Adjustment Clause. The equivalent availability of Clinton was 93% and 96% for the nine months ended September 30, 1994 and 1993, respectively. The equivalent availability of IP's coal-fired plants was 77% and 82% for the nine months ended September 30, 1994 and 1993, respectively. Power purchased and interchanged for the period decreased $8.6 million due to higher interchange purchases in the third quarter of 1993 as a result of increased purchases at lower-than-expected prices.

     Gas Operations - Gas revenues increased $5.7 million in the current period due to increased sales and the effects of the 6.1% rate increase granted by the ICC in April 1994. Therm sales increased 2.0% (8 million therms) and therms transported increased 7.4% (12 million therms), for a combined increase in gas consumption of 3.6% (20 million therms). Therm sales to residential customers increased 3.1% (8 million therms), commercial sales and transport increased 0.9% (1 million therms) and industrial therm sales and transport increased 5.5% (11 million therms).

     Cost of gas purchased for resale increased $2.7 million for the period. This increase is a result of increased gas storage service costs due to an increase of leased gas storage fields and the effects of the Uniform Gas Adjustment Clause.

     Disallowed Clinton Costs and Income Tax Effects of Disallowed Costs - In September 1993, Illinois Power recorded a loss of $271 million ($200 million or $2.65 per share, net of income taxes) related to the write-off of certain deferred Clinton Power Station post-construction costs. See "Note 2 - Clinton Power Station" in "Notes to Financial Statements" in IP's 1993 Annual Report incorporated by reference in IP's Form 10-K for the year ended December 31, 1993, for further discussion.

     Miscellaneous-net - The year-to-date increase of $9.2 million for IP is primarily a result of increased coal transportation costs related to the 1993 United Mine Workers' Strike and flooding in the Midwest. The year-to-date increase of $12.1 million for Illinova is due to the factors previously noted for IP, as well as holding company and subsidiary expenses.

     Interest on long-term debt - The year-to-date decrease of $13.7 million in interest on long-term debt is due to IP's 1993 refinancings of higher-cost debt with lower-cost debt.

     Earnings (Loss) per Common Share - The earnings (loss) per common share for Illinova during the nine months ended September 30, 1994 and 1993, resulted from the interaction of all other factors discussed herein, as well as lower dividend requirements due to the redemption of IP preferred stock in 1994 and 1993.

PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings

     See "Notes to Financial Statements" in Part I for a discussion of certain legal proceedings related to nuclear fuel contracts.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

                The  Exhibits filed with this 10-Q are listed  on  the
     Exhibit Index.

     (b)       Reports on Form 8-K since June 30, 1994:

              An IP Current Report on Form 8-K, dated September 29, 1994, was filed reporting under Item 5, Other Events.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOVA CORPORATION
                                        (Registrant)



                                   By /s/Larry F. Altenbaumer
                                      ---------------------------
                                     Larry F. Altenbaumer,
                                     Chief Financial Officer,
                                     Treasurer and Controller
                                     on behalf of
                                     Illinova Corporation



Date:  November 9, 1994



                          EXHIBIT INDEX


                                                  PAGE NO. WITHIN
                                             SEQUENTIAL NUMBERING
EXHIBIT           DESCRIPTION                         SYSTEM


 3(a)      Articles of Amendment                       25 - 31
           to the Articles of Incorporation
           of Illinova filed as of October 31, 1994.

 3(b)      Statement of Correction to the              32 - 33
           Articles of Incorporation of Illinova
           filed as of October 31, 1994.

 4(a)      Indenture dated October 1,                  34 - 89
           1994 between Illinois Power
           Company and The First National
           Bank of Chicago.

 4(b)      First Supplemental Indenture                90 - 105
           dated October 1, 1994 to Indenture
           dated October 1, 1994 between
           Illinois Power Company and The
           First National Bank of Chicago
           as Trustee, 9.45% Subordinated
           Debentures, Series A, Due September
           30, 2043.

 27        Financial Data Schedule UT
           (filed herewith)