Form 10-Q/A
period 1994-09-30
ILLINOVA CORP
filed 1994-11-14
CIK 914755

[ARTICLE] UT
[LEGEND]
This schedule contains summary financial information extracted from the balance sheet, income statements and cash flow statement of Illinova Corporation and is qualified in its entirety by reference to the balance sheet, income statement and cash flow statement of Illinova Corporation.
[/LEGEND]

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               SEP-30-1994
[BOOK-VALUE]                                  PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                         4623
[OTHER-PROPERTY-AND-INVEST]                         33
[TOTAL-CURRENT-ASSETS]                             362
[TOTAL-DEFERRED-CHARGES]                           423
[OTHER-ASSETS]                                       0
[TOTAL-ASSETS]                                    5441
[COMMON]                                          1414
[CAPITAL-SURPLUS-PAID-IN]                            0
[RETAINED-EARNINGS]                                 47
[TOTAL-COMMON-STOCKHOLDERS-EQ]                    1435
[PREFERRED-MANDATORY]                               36<F1>
[PREFERRED]                                        304<F1>
[LONG-TERM-DEBT-NET]                              1869
[SHORT-TERM-NOTES]                                  98
[LONG-TERM-NOTES-PAYABLE]                            0
[COMMERCIAL-PAPER-OBLIGATIONS]                     107
[LONG-TERM-DEBT-CURRENT-PORT]                        0
[PREFERRED-STOCK-CURRENT]                            0
[CAPITAL-LEASE-OBLIGATIONS]                         70
[LEASES-CURRENT]                                    34
[OTHER-ITEMS-CAPITAL-AND-LIAB]                    1488
[TOT-CAPITALIZATION-AND-LIAB]                     5441
[GROSS-OPERATING-REVENUE]                         1222
[INCOME-TAX-EXPENSE]                               103
[OTHER-OPERATING-EXPENSES]                         863
[TOTAL-OPERATING-EXPENSES]                         966
[OPERATING-INCOME-LOSS]                            256
[OTHER-INCOME-NET]                                 (7)
[INCOME-BEFORE-INTEREST-EXPEN]                     249
[TOTAL-INTEREST-EXPENSE]                           120<F2>
[NET-INCOME]                                       129
[PREFERRED-STOCK-DIVIDENDS]                          0<F3>
[EARNINGS-AVAILABLE-FOR-COMM]                      129
[COMMON-STOCK-DIVIDENDS]                            45<F4>
[TOTAL-INTEREST-ON-BONDS]                          103
[CASH-FLOW-OPERATIONS]                             210
[EPS-PRIMARY]                                     1.70
[EPS-DILUTED]                                        0

<F1>Preferred stock of subsidiary - Illinois Power Company
<F2>Includes preferred stock dividend requirement of subsidiary (Illinois Power
Company) of $18 million.
<F3>Preferred stock dividend of subsidiary (Illinois Power Company) is included in
Total Interest Charges.
<F4>Cash dividends paid.