Form 10-Q
period 1995-03-31
ILLINOVA CORP
filed 1995-05-11
CIK 914755

5

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          Form 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 1995
                             OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________to __________

Commission   Registrants; State of Incorporation;  IRS Employ
er
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

Illinova Corporation     Common stock, no par value,75,643,937
                         shares outstanding at April 30, 1995

Illinois Power Company   Common stock, no par value,74,296,337
                         shares outstanding held by Illinova
                         Corporation at April 30, 1995



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

       FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995
                            INDEX
                                                      PAGE NO.
Part 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Illinova Corporation

              Consolidated Balance Sheets               3 - 4
              Consolidated Statements of Income             5
              Consolidated Statements of Cash Flows         6

         Illinois Power Company

              Consolidated Balance Sheets               7 - 8
              Consolidated Statements of Income             9
              Consolidated Statements of Cash Flows        10

         Notes to Consolidated Financial Statements of
              Illinova Corporation and
              Illinois Power Company                  11 - 12

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations for Illinova Corporation
              and Illinois Power Company              13 - 16

Part II.  OTHER INFORMATION

 Item 1: Legal Proceedings                                 17

 Item 6: Exhibits and Reports on Form 8-K                  17

 Signatures                                           18 - 19

 Exhibit Index                                             20




               PART I.  FINANCIAL INFORMATION
                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                        MARCH 31, DECEMBER 31,
                                          1995       1994
        ASSETS                        (Unaudited)
                                        (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
    in progress of $225.8 million and
    $202.8 million, respectively)    $  6,064.2   $  6,023.1
 Gas (includes construction work
    in progress of $13.8 million and
    $16.8 million, respectively)          609.1        606.1
                                      ----------   ----------
                                         6,673.3      6,629.2
Less-Accumulated depreciation            2,139.2      2,102.7
                                      ----------   ----------
                                         4,534.1      4,526.5
Nuclear fuel in process                      6.1          6.2
Nuclear fuel under capital lease           114.3        111.5
                                     ----------   ----------
   Total utility plant                  4,654.5      4,644.2
                                      ----------   ----------
Investments and Other Assets                38.8         37.4
                                      ----------   ----------
Current Assets
 Cash and cash equivalents                  4.9         50.7
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                110.9        110.4
   Other                                   33.3         30.5
 Accrued unbilled revenue                  84.6         78.9
 Material and supplies, at average cost   115.8        133.9
 Prepayments and other                     24.0         35.0
                                     ----------   ----------
   Total current assets                   373.5        439.4
                                      ----------   ----------
Deferred Charges
 Deferred Clinton costs                   110.0        110.8
 Recoverable income taxes                 147.3        147.3
 Other                                    212.2        197.6
                                     ----------   ----------
   Total deferred charges                 469.5        455.7
                                      ----------   ----------
                                       $ 5,536.3   $  5,576.7
                                      ==========   ==========


                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                         MARCH 31, DECEMBER 31,
                                           1995        1994
CAPITAL AND LIABILITIES                 (Unaudited)
                                          (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 200,000,000 shares authorized;
  75,643,937 shares outstanding,
  stated at                              $  1,424.6 $  1,424.6
 Less - Deferred compensation - ESOP           22.7       23.5
 Retained earnings                             72.1       58.8
 Less - Capital stock expense                   9.5        9.7
 Preferred and preference stock of subsidiary 318.5      321.7
 Mandatorily redeemable preferred stock
  of subsidiary                                24.0       36.0
 Long-term debt of subsidiary               1,947.0    1,946.1
                                        ----------  ----------
   Total capitalization                     3,754.0    3,754.0
                                         ----------  ----------
Current Liabilities
 Accounts payable                              94.4      108.2
 Notes payable                                183.8      238.8
 Long-term debt and lease obligations
  maturing within one year                     35.8       33.5
 Other                                        157.2      149.9
                                        ----------  ----------
   Total current liabilities                  471.2      530.4
                                         ----------  ----------
Deferred Credits
 Accumulated deferred income taxes            995.4      978.6
 Accumulated deferred investment tax credits  229.2      230.9
 Other                                         86.5       82.8
                                        ----------  ----------
   Total deferred credits                   1,311.1    1,292.3
                                        ----------  ----------

                                         $  5,536.3 $  5,576.7
                                         ==========  ==========



                    ILLINOVA CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                    1995           1994
                                        (Unaudited)
                                (Millions except per share)
Operating Revenues:
  Electric                      $288.1         $279.5
  Electric interchange          22.4           24.6
  Gas                            115.0         138.8
                                -------------  ------------

        Total                   425.5          442.9
                                -------------  ------------

Operating Expenses and Taxes:
  Fuel for electric plants      64.3           71.0
  Power purchased               14.0           10.0
  Gas purchased for resale      64.6           97.6
  Other operating expenses      64.2           66.1
  Maintenance                   28.1           20.1
  Depreciation & Amortization   45.3           43.4
  General taxes                 38.2           38.6
  Income Taxes                  28.5           24.8
                                -------------  ------------
        Total                   347.2          371.6
                                -------------  ------------

Operating Income                78.3           71.3
                                -------------  ------------
Other Income and Deductions:
  Allowance for equity funds
used                            0.2            0.9
  during construction
  Miscellaneous - net           (2.4)          (4.2)
                                -------------  ------------

          Total                 (2.2)          (3.3)
                                -------------  ------------

Income Before Interest Charges  76.1           68.0
                                -------------  ------------
Interest Charges:
  Interest on long-term debt    34.5           34.7
  Other interest charges        3.9            1.7
  Allowance for borrowed funds
used                            (1.2)          (1.6)
  during construction
  Preferred dividend
requirements                    6.5            5.9
  of subsidiary                 -------------  ------------
           Total                43.7           40.7
                                -------------  ------------

Net Income                      $32.4          $27.3
                                =============  ============

Earnings per common share       $0.43          $0.36
Cash dividends declared per     $0.25          -
common
  share
Cash dividends paid per common  $0.25          $0.20
share
Weighted average number of
common shares outstanding during 75,643,937  75,643,937
period

                    ILLINOVA CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                         1995           1994
                                            (Unaudited)
                                       (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                         $   32.4       $   27.3
 Items not requiring cash, net          58.2           50.9
 Changes in assets and liabilities       3.0           53.4
                                   ---------      ---------
 Net cash provided by operating
   activities                           93.6          131.6
                                    ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction        expenditures                     (48.2)
 (37.8)
 Other      investing      activities                  (2.6)
      (1.8)
                                   ---------      ---------
 Net cash used in investing
   activities                                         (50.8)
      (39.6)
                                    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends     on     common    stock                 (18.9)
 (15.1)
 Redemptions -
  Short-term debt                     (64.6)          (61.7)
  Preferred stock of subsidiary       (15.2)          (12.0)
 Issuances -
  Short-term debt                        9.6           30.0
  Long-term debt of subsidiary            --           35.6
 Other financing activities              0.5          (6.3)
                                   ---------      ---------
 Net cash used in financing
  activities                          (88.6)          (29.5)
                                    ---------      ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                     (45.8)          62.5
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                  50.7            9.9
                                    ---------      ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                  $    4.9      $    72.4
                                    =========      =========




                   ILLINOIS POWER COMPANY
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)


                                      MARCH 31, DECEMBER 31,
                                         1995        1994
ASSETS                               (Unaudited)
                                       (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
  in progress of $225.8 million and
       $202.8   million,  respectively)  $ 6,064.2 $ 6,023.1
 Gas (includes construction work
  in progress of $13.8 million and
     $16.8 million, respectively)         609.1         606.1
                                    ------------ ------------
                                         6,673.3       6,629.2
Less-Accumulated depreciation            2,139.2       2,102.7
                                    ------------ ------------
                                         4,534.1       4,526.5
Nuclear fuel in process                      6.1           6.2
Nuclear fuel under capital lease           114.3         111.5
                                    ------------ ------------
   Total utility plant                  4,654.5       4,644.2
                                    ------------ ------------
Investments and Other Assets                15.3          15.4
                                    ------------ ------------
Current Assets
 Cash and cash equivalents                  0.3          47.9
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                110.9         110.4
   Other                                   34.1          52.6
 Accrued unbilled revenue                  84.6          78.9
 Material and supplies,
  at average cost                         115.8         133.9
 Prepayments and other                     23.8          34.9
                                   ------------ ------------
   Total current assets                   369.5         458.6
                                    ------------ ------------
Deferred Charges
 Deferred Clinton costs                   110.0         110.8
 Recoverable income taxes                 147.3         147.3
 Other                                    230.7         219.5
                                   ------------ ------------
   Total deferred charges                 488.0         477.6
                                    ------------ ------------
                                    $    5,527.3  $    5,595.8
                                    ============ ============



                   ILLINOIS POWER COMPANY
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                        MARCH 31,   DECEMBER 31,
                                           1995         1994
CAPITAL AND LIABILITIES                (Unaudited)
                                         (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 100,000,000 shares
  authorized; 74,296,337 shares
  outstanding, stated at           $    1,424.6  $    1,424.6
 Retained earnings                         67.2          51.1
 Less - Capital stock expense               9.5           9.7
 Less - 1,347,600 shares of common stock in
   treasury, at cost                       30.5           -
 Preferred and preference stock           318.5         321.7
 Mandatorily redeemable
  preferred stock                          24.0          36.0
 Long-term debt                         1,947.0       1,946.1
                                   ------------ ------------
   Total capitalization                 3,741.3       3,769.8
                                    ------------ ------------
Current Liabilities
 Accounts payable                          94.8         108.7
 Notes payable                            183.8         238.8
 Long-term debt and lease
  obligations maturing
  within one year                          35.8          33.5
 Other                                    157.2         149.9
                                   ------------ ------------
   Total current liabilities              471.6         530.9
                                    ------------ ------------
Deferred Credits
 Accumulated deferred income taxes        998.7         981.4
 Accumulated deferred investment
  tax credits                             229.2         230.9
 Other                                     86.5          82.8
                                   ------------ ------------
   Total deferred credits               1,314.4       1,295.1
                                    ------------ ------------
                                    $    5,527.3  $    5,595.8
                                    ============ ============




                   ILLINOIS POWER COMPANY
              CONSOLIDATED STATEMENTS OF INCOME
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                   1995            1994
                                        (Unaudited)
                                (Millions except per share)

Operating Revenues:
  Electric                     $288.1         $279.5
  Electric interchange         22.4           24.6
  Gas                           115.0         138.8
                               -------------  -------------

        Total                  425.5          442.9
                               -------------  -------------

Operating Expenses and Taxes:
  Fuel for electric plants     64.3           71.0
  Power purchased              14.0           10.0
  Gas purchased for resale     64.6           97.6
  Other operating expenses     64.2           66.1
  Maintenance                  28.1           20.1
  Depreciation & Amortization  45.3           43.4
  General taxes                38.2           38.6
  Income Taxes                 28.5           24.8
                               -------------  -------------

        Total                  347.2          371.6
                               -------------  -------------
Operating Income               78.3           71.3
                               -------------  -------------
 Other Income and Deductions:
  Allowance for equity funds
  used                         0.2            0.9
  during construction
  Miscellaneous - net          0.5            (3.0)
                               -------------  -------------
          Total                0.7            (2.1)
                               -------------  -------------


Income Before Interest         79.0           69.2
Charges                        -------------  -------------

Interest Charges and Other:
  Interest on long-term debt   34.5           34.7
  Other interest charges       3.9            1.7
  Allowance for borrowed
funds used                     (1.2)          (1.6)
  during construction          -------------  -------------

           Total               37.2           34.8
                               -------------  -------------

Net Income                     41.8           34.4

Preferred dividend             6.5            5.9
requirements                   -------------  -------------

Net Income applicable to
common stock                  $ 35.3           $28.5
                               =============   =============



                   ILLINOIS POWER COMPANY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                    THREE MONTHS ENDED
                                        MARCH 31,
                                   1995           1994
                                       (Unaudited)
                               (Millions except per share)

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                   $41.8          $34.4
  Items not requiring cash,    58.6           50.9
  net
  Changes in assets and         27.0          52.8
  liabilities                  -------------  ------------

  Net cash provided by         127.4          138.1
  operating                    -------------  ------------
   activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Construction expenditures    (48.2)         (37.8)
  Other investing activities   (1.0)          (1.8)
                               -------------  ------------
  Net cash used in investing   (49.2)         (39.6)
    activities                 -------------  ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Dividends on preferred and     (25.7)         (21.3)
common stock
Redemptions -
 Short-term debt               (64.5)         (61.7)
 Preferred Stock               (15.2)         (12.0)
 Common Stock                  (30.5)         --
Issuances
 Short-term debt               9.6            30.0
 Preferred stock               --             35.6

Other financing activities     0.5            (6.3)
                               -------------  ------------

Net cash used in financing     (125.8)        (35.7)
activities                     -------------  ------------


NET CHANGE IN CASH AND CASH     (47.6)         62.8
EQUIVALENTS
CASH AND CASH EQUIVALENTS AT    47.9           9.3
BEGINNING OF YEAR              -------------  ------------

CASH AND CASH EQUIVALENTS AT   $0.3           $72.1
END OF PERIOD                  =============  ============








       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

    Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See Illinova's 1994 Annual Report to Shareholders (included in the Proxy Statement), IP's 1994 Annual Report to Shareholders (included in the Information Statement), and Illinova's and IP's 1994 Form 10-K filings to the Securities and Exchange Commission, for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters involving IP and as to the significant accounting policies followed by IP.

    In the opinion of Illinova, the accompanying unaudited consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of March 31, 1995 and December 31, 1994, the Consolidated Statements of Income for the three months ended March 31, 1995 and 1994, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994. In addition, it is Illinova's and IP's opinion that the accompanying unaudited consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of March 31, 1995 and December 31, 1994, the Consolidated Statements of Income for the three months ended March 31, 1995 and 1994, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

ACCOUNTING MATTERS
    CONSOLIDATION

    The consolidated financial statements of Illinova include the accounts of Illinova, IP, Illinova Generating Company and Illinova Power Marketing, Inc. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled Other Income and Deductions, "Miscellaneous-net" in Illinova's Consolidated Statements of Income and IP's Consolidated Statements of Income. Prior year amounts have been restated on a basis consistent with the March 31, 1995 presentation.

    IP's consolidated financial position and results of operation are currently the principal factors affecting
Illinova's consolidated financial position and results of operations.



REGULATORY AND LEGAL MATTERS
     MANUFACTURED GAS PLANT SITES

     IP is currently recovering Manufactured Gas Plant (MGP) site cleanup costs from its customers through a tariff rider approved by the ICC in April 1993. In February 1994, an intervening consumer group appealed the September 1992 ICC order and an affirming December 1993 Appellate Court decision to the Illinois Supreme Court, arguing that utilities should not be permitted to recover MGP cleanup costs from customers or should not be permitted to recover such costs through riders. IP and other utilities also appealed to the Illinois Supreme Court challenging ICC's disallowance of carrying costs on the unrecovered balance of cleanup costs. The Illinois Supreme Court agreed to hear both appeals, and briefing and oral arguments were held in September 1994.

     On April 20, 1995, the Illinois Supreme Court issued its ruling, upholding the ICC authorization of cost recovery through tariff riders, and reversing the ICC's disallowance of carrying costs. If petitions for rehearing are not filed, or are filed and not granted, the Court will issue a mandate that the ICC reissue an order providing for full recovery of prudently incurred MGP site cleanup costs, including carrying costs.

TREASURY STOCK

     On March 31, 1995, IP repurchased 1,347,600 shares of its common stock from Illinova. Under Illinois law, such shares may be held as treasury stock and treated as authorized but unissued, or may be canceled by resolution of the Board of Directors. The shares IP repurchased are held as treasury stock and are deducted from common equity at the cost of the shares.

       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Illinova's 1994 Annual Report to Shareholders (included in the Proxy Statement), IP's 1994 Annual Report to Shareholders (included in the Information Statement), and Illinova's and IP's Form 10-K for the year ended December 31, 1994.

Illinova Subsidiaries

     IP, the primary business and subsidiary of Illinova, is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois.

     Illinova Generating Company (IG) is Illinova's wholly owned independent power subsidiary which invests in energy supply projects throughout the world. IG's strategy is to invest in and develop "greenfield" power plants, acquire existing generation facilities and provide power plant O&M services. Illinova has invested $28 million in IG as of March 31, 1995.

     Illinova Power Marketing, Inc. (IPM) is a wholly owned subsidiary of Illinova formed in July 1994. IPM plans to become active in the business of brokering and marketing electric power and gas to various customers outside of IP's present service area.

LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

     Cash flow from operations during the first three months of 1995 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and a portion of construction requirements. Additionally, Illinova expects current revenues will enable it to meet future operating requirements and continue to service its existing debt, IP preferred and Illinova common stock dividends, IP sinking fund requirements and nearly all of its anticipated construction requirements. On March 31, 1995, IP repurchased 1,347,600 shares of its common stock from Illinova to provide Illinova cash for operations, in accordance with authority granted by the ICC.

     IP's capital requirements for construction were approximately $48 million and $38 million during the three months ended March 31, 1995 and 1994, respectively.

     During the second quarter of 1995 IP plans to review and increase its lines of credit represented by bank commitments from $250 million to $350 million. Also during the second quarter of 1995 Illinova plans to increase its lines of credit represented by bank commitments from $43 million to $53 million. Illinois Power Company mortgage bonds are currently rated Baa2 by Moody's and BBB by Standard & Poor's. IP's preferred stock is currently rated baa3 by Moody's and BBB- by Standard & Poor's. Both
Illinova and IP have adequate short- and intermediate-term bank borrowing capacity.

     IP has current ICC authorization to issue $212 million of debt securities and $100 million of preferred stock. In February 1995, IP redeemed $12 million of 8.0% mandatorily redeemable serial preferred stock. On May 1, 1995, IP redeemed the remaining $24 million of the 8.0% mandatorily redeemable serial preferred stock. The remaining proceeds from the October 1994 issuance of the monthly income preferred securities (MIPS) of Illinois Power Capital, L.P., in which IP serves as the general partner, were used for these transactions.

REGULATORY MATTERS
     OPEN ACCESS AND WHEELING

     On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking
(NOPR) designed to encourage a more fully competitive wholesale electric market through mandated open access to public utility transmission facilities, at rates to be determined, at the outset, by FERC. Under the Commission's proposal, all transmission-owning public utilities would be required to file non-discriminatory open access transmission tariffs, available to all wholesale sellers and buyers of electric energy; the utilities would be required to take service under the tariffs for their own wholesale sales and purchases of electric energy; and the utilities would be allowed the opportunity under certain circumstances to recover wholesale stranded costs.

     On March 20, 1995, IP filed three transmission service tariffs that offer eligible transmission customers the same or comparable transmission service on terms comparable to the service IP provides to itself. The Commission has recommended that all transmission service tariffs filed prior to March 29, 1995 be accepted and set for hearing provided that the proposed tariffs meet the Commission's pricing policies including those set forth in the NOPR. IP believes its tariffs filed on March 20 incorporate all the key elements identified by the Commission for comparable transmission service.

ENVIRONMENTAL MATTERS
     GAS MANUFACTURING SITES

     See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the Notes to Consolidated Financial
Statements on page 12.

ACCOUNTING MATTERS
    FAS 121

    In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (FAS 121).
FAS 121 requires that an entity review long-lived assets for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. If the undiscounted future cash flows expected from the use of an asset are less than the carrying amount of the asset, an impairment loss must be recognized. FAS 121 prohibits restoration of previously recognized impairment losses.

    The FASB determined that for regulated enterprises applying FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation," (FAS 71) the general impairment standard established by FAS 121 would not apply to the regulatory assets that meet the criteria of paragraph 9 of FAS 71. Accordingly, FAS 121 requires the recognition of regulatory asset impairment if the capitalized incurred cost no longer meets the criteria of paragraph 9 of FAS 71. In addition, FAS 121 allows the recording of a regulatory asset if a regulator's actions allow recovery through rates of costs previously excluded from allowable costs.

     FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. This standard is not currently expected to materially impact the consolidated financial position or results of operations of Illinova or IP.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

     Electric Operations - The current quarter increase of $8.6 million in electric revenues is primarily due to increased sales to the industrial and commercial sectors.
An improving national as well as regional economy led to the sales gains among these customer segments. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 1.5% or 66 million kwh from the first quarter 1994. Interchange revenues decreased $2.2 million due to decreased sales opportunities.

     The current quarter cost of fuel for electric plants decreased $6.7 million and electric generation decreased 8.1%. The decrease in fuel cost was attributable to decreased generation primarily at Clinton and the impact of the Uniform Fuel Adjustment Clause. The equivalent availability of Clinton was 66.2% and 99.7% for the three months ended March 31, 1995 and 1994, respectively. The lower equivalent availability for Clinton in 1995 was due to a scheduled maintenance and refueling outage that began March 12. Clinton returned to service on April 29, after a station record 49-day refueling. The equivalent availability for IP's coal-fired plants was 76.3% and 71% for the three months ended March 31, 1995 and 1994, respectively. Power purchased and interchanged for the current quarter increased $4.0 million due to increased purchases at lower-than-expected prices.

     Gas Operations - Gas revenues decreased $23.8 million in the first quarter of 1995 due to warmer weather and the effects of the Uniform Gas Adjustment Clause, partially offset by the ICC's April 1994 order granting IP its first natural gas base rate increase in 10 years. The increase helped boost gas margins in the first quarter compared to a year ago when the new rates were not in effect. Therm sales decreased 11.3% (34.6 million therms) offset by an increase in therms transported for a combined decrease in gas consumption of 8.0% (30 million therms). Residential sales decreased 10.4% (21 million therms), commercial sales and transport decreased 10.1% (8 million therms) and industrial sales and transport decreased 1.6% (1 million therms).

     The cost of gas purchased for resale decreased $33.0 million in the first quarter as a result of the effects of the Uniform Gas Adjustment Clause and the lower cost of gas.

     Gas bypass (connection by the natural gas customer directly to a pipeline, "bypassing" IP's sales and transportation service) continues to be actively considered or utilized by several of IP's large customers. IP is aggressively competing with the bypass options available to these customers in an attempt to minimize the potential loss in earnings.

     Operation and Maintenance Expense - The current quarter increase of $6.1 million dollars is due primarily to expenses from the 1995 Clinton refueling outage. Without the refueling charges, operation and maintenance expenses for the first quarter of 1995 would have been approximately $4 million less than the same period in 1994.

     Other Interest Charges - The current quarter increase of $2.2 million in other interest charges is due to increased short-term borrowing at higher rates.

     Earnings per Common Share - The earnings per common share for Illinova during the first quarter of 1995 and 1994 resulted from the interaction of all other factors discussed herein.



PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings

     See "Notes to Consolidated Financial Statements" in
Part I for a discussion of certain legal proceedings related to manufactured gas plant sites.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

                The Exhibits filed with this 10-Q are listed on the Exhibit Index.

     (b)       Reports on Form 8-K since December 31, 1994:

               None





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



Date:  May 11, 1995



                        EXHIBIT INDEX


                                            PAGE NO. WITHIN
                                                  SEQUENTIAL
NUMBERING
EXHIBIT           DESCRIPTION                     SYSTEM

 27        Financial Data Schedule UT
           (filed herewith)