Form 10-K
period 1995-12-31
ILLINOVA CORP
filed 1996-03-29
CIK 914755

SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C.  20549-1004


                          FORM 10-K



[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


      For the Fiscal Year Ended December 31, 1995

                             Or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the transition period from      to



                    Registrants, State of
                    Incorporation, Address
Commission          of Principal Executive                 I.R.S. Employer
File Number         Offices and Telephone Number           Identification No.
----------          ____________________________           ------------------


1-11327             ILLINOVA CORPORATION                        37-1319890
                    (an Illinois Corporation)
                    500 S. 27th Street
                    Decatur, IL  62525-1805
                    (217) 424-6600



1-3004              ILLINOIS POWER COMPANY                      37-0344645
                    (an Illinois Corporation)
                    500 S. 27th Street
                    Decatur, IL  62525-1805
                    (217) 424-6600

Securities registered pursuant to Section 12(b) of the Act:

Each  of  the  following securities registered  pursuant  to
Section  12(b) of the Act are listed on the New  York  Stock
Exchange.


Title of each class                              Registrant
-------------------                              ----------

Common Stock (a)                                 Illinova Corporation

Preferred stock, cumulative,                     Illinois Power Company
$50 par value
4.08% Series   4.26% Series   4.70% Series
4.20% Series   4.42% Series

Preferred stock, cumulative,
no par value
Adjustable Rate Series A       Adjustable Rate Series B

Mandatorily redeemable preferred securities of subsidiary
(Illinois Power Capital, L.P.)
9.45% Series

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

Illinova Corporation          Yes   [X]                        No
Illinois Power Company        Yes   [X]                        No

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

            Illinova Corporation           [X]
            Illinois Power Company         [X]


   The aggregate market value of the voting common stock held by non-affiliates of Illinova Corporation at February
29, 1996 was approximately $2.2 billion.  Illinova
Corporation is the sole holder of the common stock of Illinois Power Company. The aggregate market value of the voting preferred stock held by non-affiliates of Illinois
Power Company at February 29, 1996, was approximately $99 million. The determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrants are not bound by this determination for any other purpose.

    The  number  of  shares of Illinova  Corporation  Common
Stock,  without par value, outstanding on February 29,  1996 was 75,674,837.



             Documents Incorporated by Reference

1. Portions of the 1995 Annual Report to Shareholders of
   Illinova Corporation in the appendix to the Illinova
   Corporation Proxy Statement.
              (Parts I, II, III and IV of Form 10-K)

2. Portions of the 1995 Annual Report to Shareholders of
   Illinois Power Company in the appendix to the Illinois
   Power Company Information Statement.
           (Parts I, II, III and IV of Form 10-K)

3. Portions of the Illinova 1995 Proxy Statement.
                   (Part III of Form 10-K)

4. Portions of the Illinois Power 1995 Information Statement.
                   (Part III of Form 10-K)


                      ILLINOVA CORPORATION

                     ILLINOIS POWER COMPANY

                            FORM 10-K

           For the Fiscal Year Ended December 31, 1995

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

                        TABLE OF CONTENTS

Part I                                                             Page

     Item 1.    Business                                            6
                General                                             6
                  Competition                                       7
                  Customer and Revenue Data                         8
                Electric Business                                   9
                  Overview                                          9
                  Power Coordination Agreement
                    With Soyland                                   10
                  Fuel Supply                                      10
                  Construction Program                             12
                  Clinton Power Station                            13
                    General                                        13
                    Decommissioning Costs                          13
                  Accounting Matters                               13
                  Dividends                                        14
                Gas Business                                       14
                  Gas Supply                                       14
                Environmental Matters                              15
                  Air Quality                                      15
                  Clean Air Act                                    16
                  Manufactured-Gas Plant(MGP) Sites                16
                  Water Quality                                    16
                  Other Issues                                     17
                  Electric and Magnetic Fields                     17
                  Environmental Expenditures                       17
                Research and Development                           17
                Regulation                                         18
                Executive Officers of Illinova Corporation         18
                Executive Officers of Illinois Power Company       19
                Operating Statistics                               20
     Item 2.    Properties                                         20
     Item 3.    Legal Proceedings                                  20
                Environmental                                      21
     Item 4.    Submission of Matters to a Vote of
                Security Holders                                   21

Part II

     Item 5.    Market for Registrants' Common Equity
                and Related Stockholder Matters                    22
     Item 6.    Selected Financial Data                            22
     Item 7.    Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                              22


                    TABLE OF CONTENTS (Continued)

     Item 8.    Financial Statements and Supplementary
                Data                                               22
     Item 9.    Changes in and Disagreements With
                Accountants on Accounting and
                Financial Disclosure                               23

Part III

     Item 10.   Directors and Executive Officers of
                the Registrants                                    24
     Item 11.   Executive Compensation                             24
     Item 12.   Security Ownership of Certain
                Beneficial Owners and Management                   24
     Item 13.   Certain Relationships and Related
                Transactions                                       24

Part IV

     Item 14.   Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K                 25


Signatures                                                      27-28

Exhibit Index                                                      29


                             PART I
-----------------------------------------------------------------

ITEM 1.   Business
-------

                             General
                             -------

     Illinois Power Company (IP) was incorporated under the laws of the State of Illinois on May 25, 1923.

     Illinova Corporation (Illinova) was incorporated under the laws of the State of Illinois on May 27, 1994 and currently serves as the parent holding company of three principal operating subsidiaries: IP, Illinova Generating Company (IGC) and Illinova Power Marketing, Inc. (IPMI).

     IP is the primary business and principal subsidiary of Illinova and is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. Several developments have occurred recently at IP that are related to the increasingly competitive nature of the utility industry and IP's efforts to position itself to benefit from the opportunities emerging on the horizon. In 1995, IP was a participant in the development of Energy Choice 2000, a legislative proposal designed to reform utility regulation in Illinois. Furthermore, IP designed and proposed an open energy access experiment which would allow approximately 20 industrial customers to purchase electricity and related services from other sources. IP plans to use this experiment to evaluate the financial, operational and service impacts of transporting power from other suppliers to customers. For a more detailed discussion of these developments, refer to the "Competition" section of this item.

     In December 1994, IP announced plans for voluntary enhanced retirement and severance programs. During the fourth quarter of 1995, 727 employees elected to accept either enhanced retirement or enhanced severance. These two programs resulted in a pre-tax charge of $38 million against fourth quarter 1995 earnings but are expected to generate savings of approximately $36 million annually beginning in 1996.

     IP provides funds to Illinova for operations and investments. Illinova accrues interest due to IP on these funds at a rate equal to the higher of the rate that Illinova would have to pay if it used a currently outstanding line of credit, or IP's actual cost of the funds provided. At the end of each quarter, IP effects a common stock repurchase from Illinova by accepting shares equal in market value to the amount of the funds provided to Illinova during the quarter plus the accrued interest for the quarter. During 1995, IP provided approximately $34 million in funds to Illinova. Since Illinova's inception in 1994, IP has provided approximately $54 million to Illinova. For further information on IP common stock repurchases, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.

     IP's financial position and results of operations are currently the principal factors affecting Illinova's consolidated financial position and results of operations.

     IGC is Illinova's wholly-owned independent power subsidiary that invests in energy-related projects throughout the world and competes in the independent power market. IGC is an equity partner with Tenaska, Inc. in four natural gas-fired generation plants. Tenaska, Inc. is a developer of independent power projects and is based in Omaha, Nebraska. IGC also owns 50 percent of the North American Energy Services Company (NAES), which supplies a broad range of operations, maintenance and support services to the world-wide independent power generation industry. NAES will operate the Tenaska generation plants in which IGC has an equity position. IGC is an equity partner in the Indeck North American Power Fund (Fund). The Fund has generation projects in Long Beach, California, and Pepperell, Massachusetts. In addition to these ventures, IGC is involved in generation projects in Teesside, England; Puerto Cortez, Honduras; Zhejiang Province, People's Republic of China; Aguaytia, Peru; and Old Harbour, Jamaica. IGC also has invested in a coal-drying facility in Gillette, Wyoming.

     IPMI is Illinova's wholly-owned subsidiary that is in the business of marketing energy and energy-related services. On May 16, 1995, IPMI obtained approval from the Federal Energy Regulatory Commission (FERC) to conduct business as a marketer of electric power and gas to various customers outside of IP's present service territory. In September 1995, IPMI began buying and selling wholesale electricity in the western United States. IPMI owns 50 percent of Tenaska Marketing Ventures (TMV). IPMI and TMV have formed Tenaska Marketing Canada to market natural gas in Canada.

     On December 13, 1995, the Illinova Board of Directors approved the formation of a captive insurance subsidiary of Illinova. The purpose of the insurance subsidiary will be to provide insurance coverage to IP that is not available in the commercial market, to provide greater financial flexibility for Illinova and to reduce IP's risk management costs. It is anticipated that the insurance subsidiary will be created in mid-1996.

Competition
-----------

     Competition has become a dominant issue for the electric utility industry. It has been promoted by federal legislation, starting with the Public Utility Regulatory Policies Act of 1978, which facilitated the development of co-generators and independent power producers. Federal promotion of competition continued with enactment of the Energy Policy Act of 1992, which authorized the FERC to mandate wholesale wheeling of electricity by utilities at the request of certain authorized generating entities and electric service providers. Wheeling is the transport of electricity generated by one entity over transmission and distribution lines belonging to another entity. For many years prior to enactment of the Energy Policy Act, the FERC imposed wholesale wheeling obligations as a condition of approving mergers and granting operating privileges, which is a practice that continues.

     Competition arises not only from co-generation or independent power production, but also from municipalities seeking to extend their service boundaries to include customers being served by IP. The right of municipalities to have power wheeled to them by utilities was established in 1973. IP has been obligated to wheel power for municipalities and cooperatives in its territory since 1976. The Illinois Commerce Commission
(ICC) has been supportive of IP's attempts to maintain its customer base through approval of special contracts and flexible pricing that help IP to compete with existing municipal providers.

     Further competition may be introduced by state action or by federal regulatory action. While the Energy Policy Act precludes the FERC from mandating retail wheeling, state regulators and legislators could open utility franchise territories to full competition at the retail level. Legislative action would be required for retail wheeling to occur in Illinois. Retail wheeling involves the transport of electricity to end-use residential, commercial or industrial customers. Such a change would be a significant departure from existing regulation in which public utilities have a universal obligation to serve the public in return for relatively protected service territories and regulated pricing which is designed to allow a reasonable return on prudent investment and recovery of operating costs. States' attempts to lay the groundwork for retail wheeling have been hampered by opposition from various interest groups, as well as the complexity of related issues, including recovery of costs associated with existing generation investment.

     In March 1995, IP was instrumental in developing a legislative proposal, Energy Choice 2000, which is designed to reform Illinois' regulatory laws governing utilities. Energy Choice 2000 establishes the framework for a managed transition for utilities to operate in a competitive market. The proposal outlines a time frame for all classes of customers to benefit from competition, beginning in the year 2000. In May 1995, the Illinois General Assembly passed Senate Joint Resolution 21, which established the Joint Committee on Electric Utility Regulatory Reform and directed it to use Energy Choice 2000 "as a key element for developing legislative proposals for reducing regulation, increasing customer choice and promoting and facilitating competition in Illinois' electric utility industry." The Joint Committee on Electric Utility Regulatory Reform is directed to provide a final legislative proposal during the fourth quarter of 1996.

     On September 11, 1995, IP filed a proposal with the ICC seeking approval to conduct an open-energy access experiment beginning in 1996. The experiment would allow approximately 20 industrial customers to purchase electricity and related services from other sources. IP would transmit (wheel) the electricity over its lines. IP received approval for the experiment from the ICC on March 13, 1996. IP expects to receive approval from the FERC by April 15, 1996.

     The maximum total load involved in this experiment represents approximately 1 percent of IP's total load, or about $7.5 million in net annual revenue. IP expects the earnings impact to be immaterial. Any loss of sales would be partially offset by revenues obtained by selling the surplus energy and capacity on the open market and by transmission and ancillary service charges necessary for customers to obtain energy from an alternative supplier, as well as by corresponding reductions in fuel and other variable operating costs.

     The open-access experiment will allow IP to evaluate the financial, operational and service impacts of transporting power from other suppliers to customers. Additionally, regulators and legislators will benefit from the experiment by observing open-energy access in a "laboratory setting" while they look for ways to bring the benefits of competition to all customers. Finally, it will give customers opportunity to gain experience in arranging their power supplies and transmission requirements and managing their operations under an open-energy access scenario.

     At this time, the ultimate effect of competition in the electric utility industry on Illinova's consolidated financial position and results of operations is uncertain.

Customer and Revenue Data
-------------------------

     Approximately 83 percent and 17 percent of Illinova's and its subsidiaries' operating revenues are derived from the sale of electricity and the sale and transportation of natural gas, respectively. The territory served by IP comprises substantial areas in northern, central and southern Illinois, including ten cities with populations greater than 30,000 (1990 Federal Census data). IP supplies electric service at retail to an estimated aggregate population of 1,265,000 in 310 incorporated municipalities, adjacent suburban and rural areas, and numerous unincorporated communities and retail natural gas service to an estimated population of 920,000 in 257 incorporated municipalities and adjacent areas. IP holds franchises in all of the 310 incorporated municipalities in which it furnishes retail electric service and in all of the 257 incorporated municipalities in which it furnishes retail gas service. At February 29, 1996, IP served 629,351 active electric customers and 402,775 active gas customers. These numbers do not include non-metered customers such as street lights. Sales of electricity and gas sales and transportation are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

     For more information, see "Note 13 - Segments of Business" on page A-30 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference. To the extent that information incorporated by reference herein appears identically in both the 1995 Annual Report to Shareholders of Illinova Corporation and the 1995 Annual Report to Shareholders of Illinois Power Company, reference will be made herein only to the 1995 Annual Report to Shareholders of Illinova Corporation, and such reference will be deemed to include a reference to the 1995 Annual Report of Illinois Power Company.


                        Electric Business
                        -----------------

Overview
--------

     IP supplies electric service at retail to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. Electric service at wholesale is supplied for resale to one electric utility and to the Illinois Municipal Electric Agency (IMEA) as agent for 11 municipalities. IP also has a power coordination agreement with Soyland Power Cooperative, Inc. (Soyland). See the sub-caption "Power Coordination Agreement With Soyland" hereunder for additional information. In 1995, IP provided interchange power to 21 entities, including 7 power marketers.

    IP's highest system peak hourly demand (native load) in 1995 was 3,666,738 kilowatts on July 13, 1995. This 1995 peak load set a new company record, surpassing IP's previous high of 3,508,000 kilowatts set in 1988.

    IP owns and operates generating facilities with a total net summer capability of 4,443,000 kilowatts. The generating capability comes from six major steam generating plants and three peaking service combustion turbine plants. See Item 2
"Properties" for further information.

    IP owns 20% of the capital stock of Electric Energy, Inc.
(EEI), an Illinois corporation. EEI was organized to own and operate a steam electric generating station and related transmission facilities near Joppa, Illinois to supply electric energy to the U.S. Department of Energy (DOE) for its project near Paducah, Kentucky. Under a power supply agreement with EEI, IP has the right to purchase 5.0% of the annual output of the Joppa facility. IP has the flexibility to schedule the capacity in varying amounts ranging from a nominal 51,000 kilowatts for 52 weeks up to a maximum of 203,000 kilowatts for approximately 13 weeks. IP must schedule its annual capacity entitlement by August 1 of the preceding year, and availability of the scheduled capacity is subject to certain other limitations related to scheduling considerations of the other co-owners of the Joppa facility and the DOE, and any planned unit outages. The power supply agreement is effective until December 31, 2005, unless amended, changed, or canceled by mutual agreement of all parties.

     IP is a participant, together with Union Electric Company
(UE) and Central Illinois Public Service Company (CIPS), in the Illinois-Missouri Power Pool which was formed in 1952. The Pool operates under an interconnection agreement which provides for the interconnection of transmission lines. Additionally, the agreement contains provisions for the coordination of generating equipment maintenance schedules, inter-company sales of firm and non-firm power, and the maintenance of minimum capacity reserves by each participant. These capacity reserves are equal to the greater of 15% of its peak demand, one-half of its largest unit, or one-half of its largest non-firm purchase. This agreement has no expiration date, but any party may withdraw from the agreement by giving 36 months notice to the other parties.

     IP, CIPS and UE have a contract with the Tennessee Valley Authority (TVA) providing for the interconnection of the TVA system with those of the three companies to exchange economy and emergency power and for other working arrangements. This contract has no expiration date, but any party may withdraw from the agreement by giving 5 years written notice to the other parties.

     IP also has interconnections with Indiana-Michigan Power Company, Commonwealth Edison Company, Central Illinois Light Company, Mid-American Energy Corporation, Kentucky Utilities Company, Southern Illinois Power Cooperative, EEI, Soyland and the City of Springfield, Illinois.

     IP is also a member of the Mid-America Interconnected
Network, which is one of nine regional reliability councils established to coordinate plans and operations of member companies regionally and nationally.

Power Coordination Agreement With Soyland
-----------------------------------------

     Under the provisions of the 1984 Power Coordination Agreement (PCA) between IP and Soyland, IP is required to provide Soyland with 12.0% of the electrical capacity from its fossil-fueled generating plants until the agreement expires or is terminated. IP transmits energy for Soyland through IP's transmission and subtransmission systems and is compensated by Soyland with capacity charges and for energy and variable operating costs. For more information on the PCA, see "Note 6 - Facilities Agreements" on page A-23 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Fuel Supply
-----------

     Coal was used to generate 72.7% of the electricity produced by IP during 1995, with nuclear and oil and gas contributing 26.8% and 0.5%, respectively. Based on current forecasts, the percentages of generation attributable to coal, nuclear, oil and gas in 1995 should remain essentially the same in future years. The percentage attributable to nuclear is projected to increase to around 31.0%, while the percentage attributable to coal should decline to about 68.0%, during those years in which there is not a scheduled refueling outage for the Clinton Power Station (Clinton).

     IP's rate schedules contain provisions for passing along to its electric customers increases or decreases in the cost of fuels used in its generating stations. For additional information see the information under the sub-captions "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on page A-15 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

COAL - Coal is expected to be a major source of fuel for future generation. Through both long-term and short-term contracts, IP has obtained commitments for the major portion of future coal requirements. IP has short-term contracts with four suppliers which last through 1997 and long-term contracts with two suppliers which last through 1999 and 2010. Contracts renegotiated in 1993 and 1994 have provided for the continued economic use of high sulfur Illinois coal while IP complies with Phase I of the Clean Air Act Amendments that became effective January 1, 1995.

     Spot purchases of coal in 1995 represented less than 1% of IP's total coal purchases. IP believes that it will be able to obtain sufficient coal to meet its future generating requirements. However, IP is unable to predict the extent to which coal availability and price may fluctuate in the future. Coal inventories on hand at December 31, 1995 represented a 27-day supply based on IP's average daily burn projections for 1996.

     IP continues to evaluate and obtain alternate fuel delivery and unloading facilities for greater flexibility of fuel supplies. New rail unloading facilities at the Havana Station
(Havana) are expected to be operational in 1996.

NUCLEAR - IP leases nuclear fuel from Illinois Power Fuel Company (Fuel Company). The Fuel Company, which is 50% owned by IP, was formed in 1981 for the purpose of leasing nuclear fuel to IP for Clinton. Lease payments are equal to the Fuel Company's cost of fuel as consumed (including related financing and administrative costs). As of December 31, 1995, the Fuel Company had an invest ment in nuclear fuel of approximately $95 million. IP is obligated to make subordinated loans to the Fuel Company at any time the obligations of the Fuel Company which are due and payable exceed the funds available to the Fuel Company. At December 31, 1995, IP had no outstanding loans to the Fuel Company.

     At December 31, 1995, IP's net investment in nuclear fuel consisted of $10 million of Uranium 308. This inventory represents fuel to be used in connection with the sixth reload of Clinton which is scheduled to begin in October 1996 and expected to last approximately six weeks. At December 31, 1995, the unamortized investment of the nuclear fuel assemblies in the reactor was $85 million.

     IP has two long-term contracts for the supply of uranium concentrates. One contract is with Cameco, a Canadian corporation. The Cameco contract was renegotiated in 1994 to lower the price and provide 55% to 65% of Clinton's estimated fuel requirements through 2000. The decision to utilize Cameco for the additional 10% of Clinton's fuel requirements is made the year before each delivery and depends on the estimated price and availability from the spot market versus the estimated contract prices. The contract with Cameco is stated in terms of U. S. Dollars.

     The second uranium contract is with U.S. Energy/Crested
Corporation. Originally, it was for 1,179,240 pounds of uranium concentrates with deliveries through 1998. IP purchased approximately one half of the uranium concentrates supply under this contract before it was terminated in September 1993.

     In October 1993, IP filed suit in U.S. District Court, Central District of Illinois, Danville, seeking a declaration that IP's termination of the U.S. Energy contract was permitted by the terms of the contract as they relate to rights of termination in the event of certain receivership proceedings. On September 1, 1994, the Court granted defendants' motions for summary judgment and ruled that the termination constituted a breach of contract. On June 15, 1995, IP concluded a negotiated settlement with U.S. Energy/Crested Corporation. That settlement reduced the quantity to be purchased and shortened the contract term by one year, while increasing the price per pound.

     Conversion services for the period 1991-2001 are contracted with Sequoyah Fuels. Sequoyah Fuels closed its Oklahoma conversion plant in 1992 and joined with Allied Chemical Company to form a marketing company named CoverDyn. All conversion services will be performed at Allied's Metropolis, Illinois facility, but Sequoyah Fuels retains the contract with IP. IP has a Utility Services contract for uranium enrichment require ments with the DOE which provides 70% of the enrichment require ments of Clinton through September 1999. The remaining 30% has been contracted with the DOE through an amendment to its incentive pricing plan through 1999. This amendment allows IP to either purchase the enrichment services at the DOE's incentive price or provide electricity at DOE's Paducah, Kentucky enrichment plant at an agreed exchange rate. In addition, legislation was passed to create a new private government corporation, the United States Enrichment Corporation (USEC), for enrichment services. All of the DOE's assets including all contracts, were transferred to the USEC as of July 1993.

     A contract with General Electric Company provides fuel fabrication requirements for the initial core and approximately 11 reloads, or through 2004. In 1993, an amendment was signed with the General Electric Company to add 67% more fuel bundles to the contract and to change the existing price and other terms and conditions. The additional fuel bundles are expected to cover fuel fabrication requirements through 2017.

     Beyond the stated commitments, IP may enter into additional contracts for uranium concentrates, conversion to uranium hexafluoride, enrichment and fabrication.

     Currently, no plants for commercial reprocessing of spent nuclear fuel are in operation in the U.S., and reprocessing cannot begin until appropriate licenses are issued by the Nuclear Regulatory Commission (NRC). Various governmental agencies are currently reviewing the environmental impact of nuclear fuel reprocessing and waste management. The Nuclear Waste Policy Act of 1982 was enacted to establish a government policy with respect to disposal of spent nuclear fuel and high-level radioactive waste. On July 6, 1984, IP signed a contract with the DOE for disposal of spent nuclear fuel and/or high-level radioactive waste. Under the contract, IP is required to pay the DOE one mill (one-tenth of a cent) per net kilowatt-hour (one dollar per MWH) of electricity generated and sold. IP is recovering this amount through rates charged to customers.

     On June 20, 1994, IP and 13 other utilities filed an action in the D.C. Circuit Court of Appeals asking the Court to rule that the DOE is obligated to take responsibility for spent nuclear fuel by January 31, 1998 under the Nuclear Waste Policy Act of 1982. IP based its decision to build Clinton, in part, on the assurance that a federal repository would be built and operated by the DOE, and, under the Act, the DOE has been collecting money from IP to pay for such a repository. The utilities are asking the Court to confirm the DOE's commitment and to order the DOE to develop a compliance program with appropriate deadlines. The utilities also have asked for relief from the ongoing funding requirements or to have an escrow account established for future funds paid to DOE. Oral arguments in this case were held in January 1996. A decision from the Court is expected sometime in 1996.

     IP has on-site storage capacity that will accommodate its spent fuel storage needs until the year 2004, based on current operating levels. If by that date the U.S. Government has not complied with to its statutory obligation to dispose of spent fuel, and IP has continued to operate the plant at current levels, IP will have to use alternative means of disposal, such as dry storage in casks on site or transportation of the fuel rods to private or collectively-owned utility repositories. IP currently is an equity partner in an effort to develop a private storage facility in conjunction with the Mescalaro Apaches on their reservation in New Mexico. Continued participation in the partnership will depend on the technological and economic viability of the project. Current technology allows safe, dry, on-site storage, subject to licensing and local permitting requirements.

     Under the Energy Policy Act of 1992, IP is responsible for a portion of the cost to decontaminate and decommission the DOE's uranium enrichment facilities. Each utility will be assessed an annual fee for a period of fifteen years based on quantities purchased from the DOE facilities prior to passage of the Act.
At December 31, 1995, IP has a remaining liability of $5.1 million representing future assessments. IP is recovering these costs, as amortized, through its fuel adjustment clause.

OIL and GAS - IP used natural gas and oil to generate 0.5% of the electricity produced in 1995. IP has not experienced difficulty in obtaining adequate supplies of these resources. However, IP is unable to predict the extent to which oil and gas availability and price may fluctuate in the future.

     Reference is made to the sub-caption "Environmental Matters" hereunder for information regarding pollution control matters relating to IP's fuel supply.

Construction Program
--------------------

     Illinova and IP need cash for construction programs. To meet anticipated needs, Illinova and IP have used internally generated funds and external financings. The timing and amount of external financings depend primarily on economic and financial market conditions, cash needs and capitalization ratio objectives.

     For more information on Illinova's construction program and liquidity, see "Note 4 - Commitments and Contingencies" on page A-18 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference; "Note 5 - Lines of Credit and Short-Term Loans" on page A-22 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference; and "Capital Resources and Requirements" in "Management's Discussion and Analysis" on page A-7 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

     For more information on IP's construction program and liquidity, see "Note 3 - Commitments and Contingencies" on page A-18 of the 1995 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference; "Note 4 - Lines of Credit and Short-Term Loans" on page A-22 of the 1995 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference; and "Capital Resources and Requirements" in "Management's Discussion and Analysis" on page A-7 of the 1995 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference.

Clinton Power Station
---------------------

     General
     -------

     IP and Soyland share ownership of Clinton, with IP owning 86.8% and Soyland owning 13.2%. Clinton was placed in service in 1987 and represents approximately 18% of IP's installed generation capacity. For more information on the Clinton Power Station, see "Note 3 - Clinton Power Station" on page A-17 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

     Decommissioning Costs
     ---------------------

     IP is responsible for its ownership share of the costs of decommissioning Clinton and for spent nuclear fuel disposal costs. IP is collecting future decommissioning costs through its electric rates based on an ICC-approved formula that allows IP to adjust rates annually for changes in decommissioning cost estimates. For more information on the decommissioning costs related to the Clinton Power Station, see "Note 4 - Commitments and Contingencies" on page A-18 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Accounting Matters
------------------

     The Illinova consolidated financial statements include the accounts of Illinova Corporation, a holding company; IP, a combination electric and gas utility; IGC, a wholly-owned subsidiary that invests in energy-related projects and competes in the independent power market; and IPMI, a wholly-owned subsidiary that markets energy and energy-related services.

     IP's consolidated financial position and results of operations are currently the principal factors affecting
Illinova's consolidated financial position and results of operations. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled Other Income and Deductions, "Miscellaneous-net" in the Consolidated Statements of Income. Prior year amounts have been restated on a basis consistent with the December 31, 1995, presentation.

     The IP consolidated financial statements include the accounts of Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner.

     IP currently prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS
71). Accordingly, IP records various regulatory assets and liabilities to reflect the actions of regulators. Management believes that IP currently meets the criteria for continued application of FAS 71 but will continue to evaluate significant changes in the regulatory and competitive environment to assess IP's overall compliance with such criteria. These criteria include: 1) whether rates set by regulators are designed to recover the specific costs of providing regulated services and products to customers and 2) whether regulators continue to establish rates based on cost. In the event that management determines that IP no longer meets the criteria for application of FAS 71, an extraordinary non-cash charge to income would be recorded in order to remove the effects of the actions of regulators from the consolidated financial statements. The discontinuation of application of FAS 71 would likely have a material adverse effect on Illinova's and IP's consolidated financial position and results of operations.

Dividends
---------

     On December 13, 1995, Illinova increased the quarterly common stock dividend 12%, to $.28 per share from $.25 per share, effective with the common stock dividend for the first quarter of 1996.


                          Gas Business
                          ------------

     IP supplies retail natural gas service to an estimated aggregate population of 920,000 in 257 incorporated municipalities, adjacent suburban areas and numerous unincorporated communities. IP does not sell gas for resale.

     IP's rate schedules contain provisions for passing through to its gas customers increases or decreases in the cost of purchased gas. For information on revenue and energy costs, see the sub-caption "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on page A-15 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement that is incorporated herein by reference.

     IP has eight underground gas storage fields having a total capacity of approximately 15.2 million MMBtu and a total deliverability on a peak day of about 347,000 MMBtu. In addition to the capacity of the eight underground storage fields, IP has contracts with various natural gas suppliers and producers for
11.0 million MMBtu of underground storage capacity and a total deliverability on a peak day of 160,000 MMBtu. Operation of un derground storage permits IP to increase deliverability to its customers during peak load periods by taking gas into storage during the off-peak months.

     IP owns two active liquefied petroleum gas plants having an aggregate peak-day deliverability of about 40,000 MMBtu for peak-shaving purposes. Gas properties include approximately 7,800 miles of mains.

     IP experienced its 1995 peak-day send out of 666,200 MMBtu of natural gas on December 9, 1995. This compares with IP's record peak-day send out of 857,324 MMBtu of natural gas on January 10, 1982.

Gas Supply
----------

     Pursuant to Orders 636 and 636-A, issued in April and August 1992, respectively, the FERC approved amendments to rules intended to increase competition among natural gas suppliers by "unbundling" the interstate pipelines' merchant sales service into separate sales and transportation services and by mandating that the pipelines' firm transportation service be comparable to the transportation service included in their traditional bundled sales service. Under this rule, pipelines are required to unbundle services that they provided so that natural gas purchasers can select services as needed to meet their energy requirements. As of December 31, 1993, all of IP's pipeline suppliers had restructured their service offerings to conform with the requirements of Orders 636 and 636-A.

     These rules have increased the complexity of providing firm gas service. This additional complexity results from the greater number of options available to IP, as well as the added responsibility to arrange for the acquisition, transportation and storage of natural gas, which was previously bundled into the pipelines' sales service. As a result of Orders 636 and 636-A, the pipelines are charging their customers "transition" costs, which arise from unbundling services. IP estimates that it will incur approximately $10.5 million in transition costs through 1998. In 1993, IP began to pay transition costs billed by gas pipelines and to recover these payments through a tariff rider. On September 23, 1994, the ICC issued a final order approving recovery of Order 636 transition costs.

     Under Order 636, IP has entered into firm transportation agreements with the pipelines that feed its system. IP has contracts with five suppliers through 1996. IP's present estimated supplies of gas from pipelines and its own storage are sufficient to serve all of its existing firm loads. When gas service to interruptible customers is interrupted, storage service is made available in lieu of curtailment. Gas service continues to be available to all applicants on a current basis.


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

Air Quality
-----------

     Pursuant to the Federal Clean Air Act (Act), the United States Environmental Protection Agency (USEPA) has established ambient air quality standards for air pollutants which, in its judgment, have an adverse effect on public health or welfare.
The Act requires each state to adopt laws and regulations, subject to USEPA approval, designed to achieve such standards. Pursuant to the Illinois Environmental Protection Act, the Illinois Pollution Control Board (Board) adopted and, along with the Illinois Environmental Protection Agency (IEPA), is enforcing a comprehensive set of air pollution control regulations which include emission limitations and permitting and monitoring and reporting requirements.

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

     In accordance with the requirements of the Illinois Clean Air Act Permit Program (CAAPP), IP submitted new air permit applications for each of its generating facilities in 1995. The IEPA will review these applications and is expected to issue CAAPP permits in 1996 or 1997.

     In addition to the sulfur dioxide emission limitations for existing facilities, both the USEPA and the State of Illinois adopted New Source Performance Standards (NSPS) applicable to coal-fired generating units limiting emissions to 1.2 pounds of sulfur dioxide per million Btu of heat input. This standard is applicable to IP's Unit 6 at the Havana power station. The federal NSPS also limit nitrogen oxides, opacity and particulate emissions and imposes certain monitoring requirements. In 1977 and 1990 the Act was amended and, as a result, USEPA has adopted more stringent emission standards for new sources. These standards would apply to any new plant constructed by IP.

Clean Air Act
-------------

     For information on the impacts of the Clean Air Act
Amendments of 1990, see "Note 4 - Commitments and Contingencies" on page A-18 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Manufactured-Gas Plant (MGP) Sites
----------------------------------

     For information on MGP sites, see "Note 4 - Commitments and
Contingencies" on page A-18 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

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

     The Baldwin power station (Baldwin) NPDES permit was reissued during the fourth quarter of 1993 and is due for renewal in the fourth quarter of 1997. The Hennepin power station (Hennepin) permit was reissued in 1992 and is due for renewal in the third quarter of 1997. The application to renew the Clinton permit has been submitted and IP is allowed to continue to operate the plant at currently authorized levels. IP expects the permit to be reissued in the second quarter of 1996. The Vermilion power station (Vermilion), Wood River power station (Wood River) and Havana permits were reissued in 1991 and were due for renewal in the fourth quarter of 1995. IP submitted all three applications for reissuance. The Havana permit was reissued effective March 1, 1996, and the Wood River permit is expected during the second quarter of 1996. The IEPA has not begun reviewing the Vermilion application; therefore, no realistic estimation can be made regarding its reissuance date. Because the applications have been filed, all three plants can continue operations without reissued permits.

     The Baldwin NPDES permit has been modified to extend the compliance schedule for achieving compliance with the boron effluent limit for its ash pond discharge. The initial date for achieving compliance was October 1996; however, because of delays caused by the flooded Kaskaskia River, necessary mixing zones studies could not be completed as anticipated. IEPA modified the permit to extend the compliance schedule until December 1, 1997, which allowed IP sufficient time to complete all necessary studies.

Other Issues
------------

     Hazardous and non-hazardous wastes generated by IP must be managed in accordance with federal regulations under the Toxic Substances Control Act (TSCA), the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act (RCRA) and additional state regulations promulgated under both RCRA and state law. Regulations promulgated in 1988 under RCRA govern IP's use of underground storage tanks. The use, storage, and disposal of certain toxic substances, such as polychlorinated biphenyls
(PCBs) in electrical equipment, are regulated under the TSCA. Hazardous substances used by IP are subject to reporting requirements under the Emergency Planning and Community-Right-To-Know Act. The State of Illinois has been delegated authority for enforcement of these regulations under the Illinois Environmental Protection Act and state statutes. These requirements impose certain monitoring, recordkeeping, reporting and operational requirements which IP has implemented or is implementing to assure compliance. IP does not anticipate that compliance will have a material adverse effect on its financial position or results of operations.

     Between June 1983 and January 1985, IP shipped various materials containing PCBs to the Martha C. Rose Chemicals, Inc.
(Rose) facility in Holden, Missouri for proper treatment and disposal. Rose, pursuant to permits issued by USEPA, had undertaken to dispose of PCB materials for IP and others, but failed in part to do so. As a result of such failure, PCB materials were being stored at the facility. In 1986, IP joined with a number of other generators to efficiently and economically cleanup the facility. The Steering Committee, consisting of IP and 15 other entities, has successfully implemented the Remedial Design Work Plan. The Steering Committee is required to monitor ground water at the site from a minimum of five years to a maximum of ten years after completion of the plan. Based upon data collected during the first year of ground water monitoring, the Steering Committee has petitioned the USEPA to amend the record of decision to negate additional ground water monitoring. This will allow the USEPA to end the Committee's liability at the Rose site. At the present time, management does not believe its ratable share of potential liability related to the cost of future activities at the Rose site will have a material adverse effect on Illinova's or IP's consolidated financial position or results of operations.

Electric and Magnetic Fields
----------------------------

     For information on Electric and Magnetic Fields, see "Note 4
- Commitments and Contingencies" on page A-18 of the 1995 Annual
Report to Shareholders in the appendix to the Illinova Proxy
Statement which is incorporated herein by reference.

Environmental Expenditures
--------------------------

     Operating expenses for environmentally-related activities in 1995 were approximately $22 million (including the incremental costs of alternative fuels to meet environmental requirements). IP's accumulated capital expenditures (including AFUDC) for environmental protection programs since 1969 have reached approximately $814 million.


                    Research and Development
                    ------------------------

     Illinova's research and development expenditures, consisting entirely of IP's research and development expenditures, during 1995, 1994 and 1993 were approximately $5.5 million, $5.5 million and $6.4 million, respectively. The higher research and development costs in 1993 were due primarily to increased dues to the Electric Power Research Institute and increased alternate fuel testing at the Baldwin power station. The lower research and development costs during 1994 and 1995 were because of decreased alternate fuel testing at the Baldwin power station and an overall reduction in discretionary spending at IP.


                           Regulation
                           ----------

     Under the Illinois Public Utilities Act, the ICC has broad powers of supervision and regulation with respect to the rates and charges of IP, its services and facilities, extensions or abandonment of service, classification of accounts, valuation and depreciation of property, issuance of securities and various other matters. Before a new electric generating plant or a significant addition to an existing facility may be included in IP's rate base, the ICC must determine that the plant or addition is reasonable in cost, prudent and used and useful in providing utility service to customers.

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

     IP is subject to the jurisdiction of the NRC with respect to Clinton. NRC regulations control the granting of permits and licenses for the construction and operation of nuclear power stations and subject such stations to continuing review and regulation. Additionally, the NRC review and regulatory process covers decommissioning, radioactive waste, environmental and radiological aspects of such stations. In general, the NRC continues to propose new and revised rules relating to the operations and maintenance aspects of nuclear facilities. It is unclear whether such proposed rules will be adopted and what effect, if any, such adoption will have on IP.

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


           Executive Officers of Illinova Corporation
           ------------------------------------------

Name of Officer                 Age               Position
---------------                 ---               --------

Larry D. Haab                   58          Chairman, President and
                                            Chief Executive Officer
Larry F. Altenbaumer            48          Chief Financial Officer,
                                            Treasurer and Controller
Leah Manning Stetzner           47          General Counsel and
                                            Corporate Secretary


    Mr. Haab was elected Chairman, President and Chief Executive
Officer in December 1993.

        Mr. Altenbaumer was elected Chief Financial Officer,
Treasurer and Controller in June 1994.

       Ms. Stetzner was elected General Counsel and Corporate
Secretary in June 1994.


          Executive Officers of Illinois Power Company
          --------------------------------------------

Name of Officer                 Age               Position
---------------                 ---               --------

Larry D. Haab                    58         Chairman, President and
                                            Chief Executive Officer
Larry F. Altenbaumer             48         Senior Vice President, Chief
                                            Financial Officer and
                                            Treasurer
David W. Butts                   41         Senior Vice President
John G. Cook                     48         Senior Vice President
Paul L. Lang                     55         Senior Vice President
Wilfred Connell                  58         Vice President
Richard W. Eimer, Jr.            47         Vice President
Leah Manning Stetzner            47         Vice President, General
                                            Counsel and Corporate
                                            Secretary
Ralph F. Tschantz                43         Vice President
Cynthia G. Steward               38         Controller

    Each of the IP executive officers, except for Mr. Tschantz, has been employed by IP or another subsidiary of Illinova for more than five years in executive or management positions. Prior to election to the positions shown above, the following executive officers held the following positions since January 1, 1991.

    Mr. Haab was elected Chairman in June 1991. Prior to being elected Chief Executive Officer in April 1991, Mr. Haab was
President.

    Mr. Altenbaumer was elected Senior Vice President, Chief Financial Officer and Treasurer in September 1995. Prior to being elected Senior Vice President and Chief Financial Officer in June 1992, Mr. Altenbaumer was Vice President, Chief Financial Officer and Controller.

    Mr. Butts was elected Senior Vice President in September
1995. Prior to being elected President of IGC in 1993, Mr. Butts was a Division Vice President of IP.

    Mr. Cook was elected Senior Vice President in December 1995.
Prior to being elected Vice President in 1992, Mr. Cook was
Manager of Clinton Power Station.

    Mr. Lang was elected Senior Vice President in June 1992. He joined IP as Vice President in July 1986.

    Mr. Eimer was elected Vice President in December 1995. He previously held the positions of Assistant to the Vice President and Manager of Marketing.

    Ms. Stetzner was elected Vice President, General Counsel and
Corporate Secretary in February 1993.  She joined IP as General
Counsel and Corporate Secretary in October 1989.

    Mr. Tschantz joined IP as Vice President in March 1995. He previously was a Regional Account Management Director with Keebler Company since 1993 and Group Director, Sales, Systems and
Planning since 1990.

    Ms. Steward was elected Controller in September 1995. She previously held the positions of Manager of Employee Services and Director of Accounting.

    The present term of office of each of the above executive officers extends to the first meeting of Illinova's and IP's Board of Directors after the Annual Election of Directors. There are no family relationships among any of the executive officers and directors of Illinova and IP.


                      Operating Statistics
                      ---------------------

    For Illinova the information under the caption "Selected
Illinois Power Company Statistics" on page A-33 of the 1995
Annual Report to Shareholders in the appendix to the Illinova
Proxy Statement is incorporated herein by reference.

    For IP the information under the caption "Selected
Statistics" on page A-33 of the 1995 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.


Item 2. Properties
-------

    IP owns and operates six steam generating stations with composite net summer capacity of 4,296,000 kilowatts. In addition, IP owns nine quick start combustion turbine peaking units at three locations with a combined net summer capacity of 147,000 kilowatts. The total IP owned system net summer capability is 4,443,000 kilowatts.

    All of the generating stations are in the State of Illinois and are wholly-owned by IP, except for 13.2% of the Clinton power station owned by Soyland. Clinton is IP's only nuclear generating station. IP owns 807,000 kilowatts (86.8%) of the 930,000 kilowatt station.

    The major coal fired units at Baldwin, Havana, Hennepin and Wood River make up 2,936,000 kilowatts of capacity. Units comprising 377,000 kilowatts of capacity at the Wood River and Havana stations currently are not staffed but are available to meet reserve requirements with a maximum of four months notice.

    During 1995, natural gas firing capability was added to the Vermilion station. Vermilion now has the capability for either coal or natural gas firing to achieve its capacity of 176,000 kilowatts. Vermilion now is operated as a peaking plant, mainly during the summer season.

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

Item 3. Legal Proceedings
-------

     See discussion of legal proceedings under Item 1
"Competition" of this report and in "Manufactured-Gas Plant
(MGP)" in "Note 4 - Commitments and Contingencies" on page A-21 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.


                          Environmental
                          -------------

    See "Environmental Matters" reported under Item 1 of this report for information regarding legal proceedings concerning environmental matters.

Item 4. Submission of Matters to a Vote of Security Holders
-------

    Neither Illinova nor IP submitted any matter to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.


                             PART II
-----------------------------------------------------------------

Item 5. Market for Registrants' Common Equity and Related
------- Stockholder Matters

    For Illinova the information under the caption "Quarterly Consolidated Financial Information and Common Stock Data (Unaudit ed)" on page A-31 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

    For IP the information under the caption "Quarterly
Consolidated Financial Information and Common Stock Data
(Unaudited)" on page A-31 of the 1995 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 6. Selected Financial Data
-------

    For Illinova the information under the caption "Selected
Consolidated Financial Data" on page A-32 of the 1995 Annual
Report to Shareholders in the appendix to the Illinova Proxy
Statement is incorporated herein by reference.

    For IP the information under the caption "Selected
Consolidated Financial Data" on page A-32 of the 1995 Annual
Report to Shareholders in the appendix to the IP Information
Statement is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
------- Condition and Results of Operations

    For Illinova the information under the caption "Management's
Discussion and Analysis" on pages A-2 through A-9 of the 1995
Annual Report to Shareholders in the appendix to the Illinova
Proxy Statement is incorporated herein by reference.

    For IP the information under the caption "Management's Discussion and Analysis" on pages A-2 through A-9 of the 1995 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

    In December 1994, IP filed a petition with the ICC seeking approval of a program whereby IP will reacquire shares of its common stock from Illinova, from time to time, at prices determined to be equivalent to current market value. The reacquired stock will be retained as treasury stock or canceled. On March 22, 1995, the ICC approved the common stock repurchase program. The ICC specified that IP may initiate the repurchase of shares of its common stock from Illinova subject to meeting certain financial tests. The ICC did not set a limit on the number of shares of common stock that can be repurchased. During 1995, IP repurchased 2,696,086 shares for a total of $67.3 million, averaging about $25 per share.

    For information regarding the redemption of IP preferred stock, see "Note 10 - Preferred Stock of Subsidiary" in the "Notes to Consolidated Financial Statements" in the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement or "Note 9 - Preferred Stock" in the "Notes to Consolidated Financial Statements" in the 1995 Annual Report to Shareholders in the appendix to the IP Information Statement.

Item 8. Financial Statements and Supplementary Data
-------

     For Illinova the consolidated financial statements and related notes on pages A-11 through A-31 and Report of Inde pendent Accountants on page A-10 of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7, the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is not to be deemed filed as part of this Form 10-K Annual Report.

     For IP the consolidated financial statements and related notes on pages A-11 through A-31 and Report of Independent Accountants on page A-10 of the 1995 Annual Report to Shareholders in the appendix to the IP Information Statement are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7, the 1995 Annual Report to Shareholders in the appendix to the IP Information Statement is not to be deemed filed as part of this form 10-K Annual Report.

Item 9. Changes in and Disagreements With Accountants on
-------   Accounting and Financial Disclosure

None.


                            PART III
-----------------------------------------------------------------

Item 10.    Directors and Executive Officers of the Registrants
--------

    For Illinova the information under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinova's executive officers is set forth in Part I of this Annual Report on Form 10-K.

    For IP the information under the caption "Board of Directors" on pages 4 through 7 of IP's Information Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinois Power Company's executive officers is set forth in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation
--------

     For Illinova the information under the caption "Executive
Compensation" on pages 8 through 12 of Illinova's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

     For IP the information under the caption "Executive
Compensation" on pages 8 through 13 of IP's Information Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
________  Management

     For Illinova the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 7 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

     For IP the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 7 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 4 through 7 of IP's Information Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------

     None.


                              PART IV
-------------------------------------------------------------------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
--------    Form 8-K

     (a)    Documents filed as part of this report.
            (1a)     Financial Statements:
                                                              Page in 1995
                                                              Annual Report
                                                             to Shareholders
                                                             in the appendix
                                                             to the Illinova
                                                             Proxy Statement*
                                                              ----------------

            Report of Independent Accountants                      A-10
            Consolidated Statements of Income for the
               three years ended December 31, 1995                 A-11
            Consolidated Balance Sheets at
               December 31, 1995 and 1994                          A-12
            Consolidated Statements of Cash Flows for
               the three years ended December 31, 1995             A-13
            Consolidated Statements of Retained
               Earnings (Deficit) for the three years
               ended December 31, 1995                             A-13
            Notes to Consolidated Financial Statements         A-14 - A-31

* Incorporated by reference from the indicated pages of the 1995 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement.

        (1b)     Financial Statements:
                                                               Page in 1995
                                                               Annual Report
                                                              to Shareholders
                                                              in the appendix
                                                                 to the IP
                                                                Information
                                                                Statement**
                                                              ---------------

            Report of Independent Accountants                       A-10
            Consolidated Statements of Income for the
               three years ended December 31, 1995                  A-11
            Consolidated Balance Sheets at
               December 31, 1995 and 1994                           A-12
            Consolidated Statements of Cash Flows for
               the three years ended December 31, 1995              A-13
            Consolidated Statements of Retained
               Earnings (Deficit) for the three years
               ended December 31, 1995                              A-13
            Notes to Consolidated Financial Statements          A-14 - A-31

** Incorporated by reference from the indicated pages of the 1995 Annual Report to Shareholders in the appendix to the IP Information Statement (See page 21 of this Form 10-K).


Item 14.    Exhibits, Financial Statement Schedules, and Reports on
--------    Form 8-K (Continued)

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

    (b) Reports on Form 8-K since September 30, 1995:

          None.



                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ILLINOVA CORPORATION
                                          (REGISTRANT)

                               By  Larry D. Haab
                                     Larry D. Haab, Chairman,
                                      President
                                       and Chief Executive Officer

                               Date:     March 29, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

   Signature                   Title                                   Date

 Larry D. Haab                Chairman, President, Chief
 Larry D. Haab                Executive Officer and Director
(Principal Executive Officer)

 Larry   F.   Altenbaumer
 Larry F. Altenbaumer         Chief Financial Officer,
(Principal Financial          Treasurer and Controller
 and Accounting Officer)

 Richard R. Berry
 Richard R. Berry

 Donald E. Lasater
 Donald E. Lasater

 Donald S. Perkins
 Donald S. Perkins

 Robert M. Powers
 Robert M. Powers

 Walter D. Scott
 Walter D. Scott                       Director

 Ronald L. Thompson
 Ronald L. Thompson

 Walter M. Vannoy
 Walter M. Vannoy

 Marilou von Ferstel
 Marilou von Ferstel

 John D. Zeglis
 John D. Zeglis

 Vernon K. Zimmerman
 Vernon K. Zimmerman



                        Exhibit Index

Exhibit                                                         Page Number
-------                                                         -----------

(3)(i) Articles of Incorporation

Illinova Corporation

(a)(1) Articles of Amendment to the Articles of
       Incorporation of Illinova Corporation, filed as
       of October 31, 1994.  Filed as Exhibit 3(a) to
       the Quarterly Report on Form 10-Q under the
       Securities Exchange Act of 1934 for the quarter
       ended September 30, 1994 (File No. 1-3004).                    *

(a)(2) Statement of Correction to the Articles of
       Incorporation of Illinova Corporation, filed as
       of October 31, 1994.  Filed as Exhibit 3(b) to
       the Quarterly Report on Form 10-Q under the
       Securities Exchange Act of 1934 for the quarter
       ended September 30, 1994 (File No. 1-3004).                    *

Illinois Power Company

(b)(1) Amended and Restated Articles of Incorporation
       of Illinois Power Company, dated September 7, 1994.
       Filed as Exhibit 3(a) to the Current Report on
       Form 8-K dated September 7, 1994 (File No. 1-3004).            *

(3)(ii) By-Laws

(a)    By-laws of Illinova Corporation, as amended
       through December 14, 1994.  Filed as Exhibit
       3(b)(2)to the Annual Report on Form 10-K under
       the Securities Exchange Act of 1934 for the
       year ended December 31, 1994 (File No. 1-3004).               *

(b)    By-laws of Illinois Power Company, as amended
       through December 14, 1994.  Filed as Exhibit
       3(b)(1) to the Annual Report on Form 10-K under
       the Securities Exchange Act of 1934 for the
       year ended December 31, 1994 (File No. 1-3004).               *

(4) Instruments Defining Rights of Security Holders,
    Including Indentures

Illinova Corporation

(a) See (4)(b) below for instruments defining the rights of holders of long-term debt of Illinois Power
       Company.

Illinois Power Company

(b)(1) Mortgage and Deed of Trust dated November 1, 1943.
       Filed as Exhibit 2(b) Registration No. 2-14066.               *

(b)(2) Supplemental Indenture dated October 1, 1966.
       Filed as Exhibit 2(i) Registration No. 2-27783.               *

(b)(3) Supplemental Indenture dated May 1, 1974.
       Filed as Exhibit 2(v) Registration No. 2-51674.               *

(b)(4) Supplemental Indenture dated May 1, 1977.
       Filed as Exhibit 2(w) Registration No. 2-59465.               *

(b)(5) Supplemental Indenture dated July 1, 1979.  Filed
       as Exhibit 2 to the Quarterly Report on Form 10-Q
       under the Securities Exchange Act of 1934 for the
       quarter ended June 30, 1979.                                  *

(b)(6) Supplemental Indenture dated March 1, 1985.  Filed
       as exhibit 4(a) to the Quarterly Report on Form
       10-Q under the Securities Exchange Act of 1934 for
       the quarter ended March 31, 1985 (File No. 1-3004).           *

(b)(7) Supplemental Indenture No. 1 dated February 1, 1987,
       providing for $25,000,000 principal amount of 7 5/8%
       First Mortgage Bonds, Pollution Control Series F,
       due December 1, 2016.  Filed as Exhibit 4(ii) to the
       Annual Report on Form 10-K under the Securities
       Exchange Act of 1934 for the year ended December 31,
       1986 (File No. 1-3004).                                       *

(b)(8) Supplemental Indenture No. 2 dated February 1, 1987,
       providing for $50,000,000 principal amount of 7 5/8%
       First Mortgage Bonds, Pollution Control Series G,
       due December 1, 2016.  Filed as Exhibit 4(jj) to the
       Annual Report on Form 10-K under the Securities
       Exchange Act of 1934 for the year ended December 31,
       1986 (File No. 1-3004).                                       *

(b)(9) Supplemental Indenture No. 3 dated February 1, 1987,
       providing for $75,000,000 principal amount of 7 5/8%
       First Mortgage Bonds, Pollution Control Series H,
       due December 1, 2016.  Filed as Exhibit 4(kk) to the
       Annual Report on Form 10-K under the Securities
       Exchange Act of 1934 for the year ended December 31,
       1986 (File No. 1-3004).                                       *

(b)(10)Supplemental Indenture dated July 1, 1987,
       providing for $33,755,000 principal amount of 8.30%
       First Mortgage Bonds, Pollution Control Series I, due
       April 1, 2017.  Filed as Exhibit 4(ll) to the Annual
       Report on Form 10-K under the Securities Exchange
       Act of 1934 for the year ended December 31, 1987
       (File No. 1-3004).                                            *

(b)(11)Supplemental Indenture dated December 13,
       1989, providing for $300,000,000 principal amount of
       Medium-Term Notes, Series A.  Filed as Exhibit 4(nn)
       to the Annual Report on Form 10-K under the
       Securities Exchange Act of 1934 for the year ended
       December 31, 1989 (File No. 1-3004).                          *

(b)(12)Supplemental Indenture dated July 1, 1991,
       providing for $84,710,000 principal amount of 7 3/8%
       First Mortgage Bonds due July 1, 2021.  Filed as Exhibit
       4(mm) to the Annual Report on Form 10-K under the
       Securities Exchange Act of 1934 for the year ended
       December 31, 1991 (File No. 1-3004).                          *

(b)(13)Supplemental Indenture No. 1 dated June 1, 1992.
       Filed as Exhibit 4(nn) to the Quarterly Report
       on Form 10-Q for the quarter ended June 30, 1992
       (File No. 1-3004).                                            *

(b)(14)Supplemental Indenture No. 2 dated June 1, 1992.
       Filed as Exhibit 4(oo) to the Quarterly Report
       on Form 10-Q for the quarter ended June 30, 1992
       (File No. 1-3004).                                           *

(b)(15)Supplemental Indenture No. 1 dated July 1, 1992.
       Filed as Exhibit 4(pp) to the Quarterly Report
       on Form 10-Q for the quarter ended June 30, 1992
       (File No. 1-3004).                                           *

(b)(16)Supplemental Indenture No. 2 dated July 1, 1992.
       Filed as Exhibit 4(qq) to the Quarterly Report
       on Form 10-Q for the quarter ended June 30, 1992
       (File No. 1-3004).                                           *

(b)(17)Supplemental Indenture dated September 1, 1992,
       providing for $72,000,000 principal amount of 6 1/2%
       First Mortgage Bonds due September 1, 1999.  Filed
       as Exhibit 4(rr) to the Quarterly Report on Form
       10-Q for the quarter ended September 30, 1992
       (File No. 1-3004).                                           *

(b)(18)General Mortgage Indenture and Deed of Trust
       dated as of November 1, 1992.  Filed as Exhibit 4(cc) to
       the Annual Report on Form 10-K under the Securities
       Exchange Act of 1934 for the year ended December
       31, 1992 (File No. 1-3004).                                  *

(b)(19)Supplemental Indenture dated February 15, 1993,
       to Mortgage and Deed of Trust dated November 1, 1943.
       Filed as Exhibit 4(dd) to the Annual Report on Form
       10-K under the Securities Exchange Act of 1934 for
       the year ended December 31, 1992 (File No. 1-3004).          *

(b)(20)Supplemental Indenture dated February 15, 1993, to
       General Mortgage Indenture and Deed of Trust dated as
       of November 1, 1992.  Filed as Exhibit 4(ee) to the
       Annual Report on Form 10-K under the Securities
       Exchange Act of 1934 for the year ended December 31,
       1992 (File No. 1-3004).                                      *

(b)(21)Supplemental Indenture No. 1 dated March 15, 1993,
       to Mortgage and Deed of Trust dated November 1, 1943.
       Filed as Exhibit 4(ff) to the Annual Report on Form
       10-K under the Securities Exchange Act of 1934 for
       the year ended December 31, 1992 (File No. 1-3004).          *

(b)(22)Supplemental Indenture No. 1 dated March 15, 1993,
       to General Mortgage Indenture and Deed of Trust
       dated as of November 1, 1992.  Filed as Exhibit
       4(gg) to the Annual Report on Form 10-K under the
       Securities Exchange Act of 1934 for the year ended
       December 31, 1992 (File No. 1-3004).                         *

(b)(23)Supplemental Indenture No. 2 dated March 15,
       1993, to Mortgage and Deed of Trust dated November 1, 1943. Filed as Exhibit 4(hh) to the Annual Report on Form
       10-K under the Securities Exchange Act of 1934 for
       the year ended December 31, 1992 (File No. 1-3004).          *

(b)(24)Supplemental Indenture No. 2 dated March 15,
       1993, to General Mortgage Indenture and Deed of Trust
       dated as of November 1, 1992.  Filed as Exhibit
       4(ii) to the Annual Report on Form 10-K under the
       Securities Exchange Act of 1934 for the year ended
       December 31, 1992 (File No. 1-3004).                        *

(b)(25)Supplemental Indenture dated July 15, 1993, to
       Mortgage and Deed of Trust dated November 1, 1943.
       Filed as Exhibit 4(jj) to the Quarterly Report on
       Form 10-Q for the quarter ended June 30, 1993
       (File No. 1-3004).                                          *

(b)(26)Supplemental Indenture dated July 15, 1993, to
       General Mortgage Indenture and Deed of Trust
       dated as of November 1, 1992.  Filed as Exhibit
       4(kk)to the Quarterly Report on Form 10-Q for
       the quarter ended June 30, 1993 (File No. 1-3004).          *

(b)(27)Supplemental Indenture dated August 1, 1993, to
       Mortgage and Deed of Trust dated November 1, 1943.
       Filed as Exhibit 4(ll) to the Quarterly Report on
       Form 10-Q for the quarter ended June 30, 1993
       (File No. 1-3004).                                          *

(b)(28)Supplemental Indenture dated August 1, 1993, to
       General Mortgage Indenture and Deed of Trust
       dated as of November 1, 1992.  Filed as Exhibit
       4(mm) to the Quarterly Report on Form 10-Q for
       the quarter ended June 30, 1993 (File No. 1-3004).          *

(b)(29)Supplemental Indenture dated October 15, 1993, to
       Mortgage and Deed of Trust dated November 1, 1943.
       Filed as Exhibit 4(nn) to the Quarterly Report on
       Form 10-Q for the quarter ended September 30, 1993
       (File No. 1-3004).                                          *

(b)(30)Supplemental Indenture dated October 15, 1993, to
       General Mortgage Indenture and Deed of Trust dated
       as of November 1, 1992.  Filed as Exhibit 4(oo) to
       the Quarterly Report on Form 10-Q for the quarter
       ended September 30, 1993 (File No. 1-3004).                *

(b)(31)Supplemental Indenture dated November 1, 1993, to
       Mortgage and Deed of Trust dated November 1, 1943.
       Filed as Exhibit 4(pp) to the Quarterly Report on
       Form 10-Q for the quarter ended September 30, 1993
       (File No. 1-3004).                                         *

(b)(32)Supplemental Indenture dated November 1, 1993, to
       General Mortgage Indenture and Deed of Trust dated
       as of November 1, 1992.  Filed as Exhibit 4(qq) to
       the Quarterly Report on Form 10-Q for the quarter
       ended September 30, 1993 (File No. 1-3004).                *

(b)(33)Supplemental Indenture dated February 1, 1994, to
       Mortgage and Deed of Trust dated November 1, 1943.
       Filed as Exhibit 4(hh) to the Annual Report on
       Form 10-K under the Securities Exchange Act of 1934
       for the year ended December 31, 1993
       (File No. 1-3004).                                         *

(b)(34)Indenture dated October 1, 1994 between Illinois
       Power Company and the First National Bank of
       Chicago.  Filed as Exhibit 4(a) to the Quarterly
       Report on Form 10-Q for the quarter ended
       September 30, 1994 (File No. 1-3004).                      *

(b)(35)Supplemental Indenture dated October 1, 1994, to
       Indenture dated as of October 1, 1994.  Filed as
       Exhibit 4(b) to the Quarterly Report on Form
       10-Q for the quarter ended September 30, 1994
       (File No. 1-3004).                                         *

(b)(36)Indenture dated January 1, 1996 between Illinois
       Power Company and Wilmington Trust Company.               37

(b)(37)First Supplemental Indenture dated January 1,
       1996, between Illinois Power Company and
       Wilmington Trust Company.                                 97

(10) Material Contracts

Illinova Corporation

(a)(1) Illinova Corporation Deferred Compensation Plan
       for Certain Directors, as amended April 10, 1991.
       Filed as Exhibit 10(b) to the Annual Report on
       Form 10-K under the Securities Exchange Act of
       1934 for the year ended December 31, 1991
       (File No. 1-3004).~                                       *

(a)(2) Illinova Corporation Director Emeritus Plan for
       Outside Directors.  Filed as Exhibit 10(e) to
       the Annual Report on Form 10-K under the
       Securities Exchange Act of 1934 for the year
       ended December 31, 1989 (File No. 1-3004).~               *

(a)(3) Illinova Corporation Stock Plan for Outside
       Directors as amended and restated by the Board of
       Directors on April 9, 1992 and as further amended
       April 14, 1993.  Filed as Exhibit 10(h) to the
       Annual Report on Form 10-K under the Securities
       Exchange Act of 1934 for the year ended December
       31, 1993 (File No. 1-3004).~                              *

(a)(4) Illinova Corporation Retirement Plan for Outside
       Directors, as amended through December 11, 1991.
       Filed as Exhibit 10(j) to the Annual Report on Form
       10-K under the Securities Exchange Act of 1934 for
       the year ended December 31, 1991 (File No. 1-3004).~      *

(a)(5) Illinova Corporation 1992 Long-Term Incentive
       Compensation Plan.  Filed as Exhibit 10(k) to the
       Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1992 (File No. 1-3004).~                        *

(a)(6) Illinova Corporation Comprehensive Deferred Stock
       Plan for Outside Directors, as approved by the Board
       of Directors on February 7, 1996.  Supersedes the
       Illinova Corporation Retirement Plan for Outside
       Directors, as amended through December 11, 1991 and
       filed as Exhibit 10(j) to the Annual Report on Form
       10-K under the Securities Exchange Act of 1934 for
       the year ended December 31, 1991 (File No. 1-3004).~     126

(a)(7) Form of Employee Retention Agreement in place between
       Illinova Corporation and its elected officers,
       Illinois Power Company's elected officers, and the
       Presidents of Illinova Corporation's subsidiaries.
       Filed as Exhibit 10(g) to the Annual Report on Form
       10-K under the Securities Exchange Act of 1934 for
       the year ended December 31, 1989 (File no. 1-3004).       *

Illinois Power Company

(b)(1) Group Insurance Benefits for Managerial Employees
       of Illinois Power Company as amended January 1, 1983.
       Filed as Exhibit 10(a) to the Annual Report on Form
       10-K under the Securities Exchange Act of 1934 for
       the year ended December 31, 1983 (File No. 1-3004).~      *

(b)(2) Illinois Power Company Incentive Savings Trust and
       Illinois Power Company Incentive Savings Plan and
       Amendment I thereto.  Filed as Exhibit 10(d) to the
       Annual Report on Form 10-K under the Securities
       Exchange Act of 1934 for the year ended December 31,
       1984 (File No. 1-3004).~                                  *

(b)(3) Illinois Power Company's Executive Incentive
       Compensation Plan.  Filed as Exhibit 10(f) to the
       Annual Report on Form 10-K under the Securities
       Exchange Act of 1934 for the year ended December 31,
       1989 (File No. 1-3004).~                                  *


(b)(4) Illinois Power Company Incentive Savings Plan, as
       amended and restated effective January 1, 1991.
       Filed as Exhibit 10(h) to the Annual Report on
       Form 10-K under the Securities Exchange Act of
       1934 for the year ended December 31, 1990
       (File No. 1-3004).~                                       *

(b)(5) Retirement and Consulting Agreement entered into
       as of June 1, 1991 between Illinois Power Company
       and Wendell J. Kelley.  Filed as Exhibit 10(I) to
       the Annual Report on Form 10-K under the Securities
       Exchange Act of 1934 for the year ended December 31,
       1991 (File No. 1-3004).~                                  *

(b)(6) Illinois Power Company Executive Deferred
       Compensation Plan.  Filed as Exhibit 10(l) to
       the Annual Report on Form 10-K under the
       Securities Exchange Act of 1934 for the year
       ended December 31, 1993. (File No. 1-3004)~               *

(b)(7) Illinois Power Company Retirement Income Plan for
       salaried employees as amended and restated effective
       January 1, 1989, as further amended through January
       1, 1994.  Filed as Exhibit 10(m) to the Annual Report
       on Form 10-K under the Securities Exchange Act of
       1934 for the year ended December 31, 1994
       (File No. 1-3004).~                                       *

(b)(8) Illinois Power Company Retirement Income Plan for
       employees covered under a collective bargaining
       agreement as amended and restated effective as of
       January 1, 1994.  Filed as Exhibit 10(n)to the Annual
       Report on Form 10-K under the Securities Exchange Act
       of 1934 for the year ended December 31, 1994
       (File No. 1-3004).~                                       *

(b)(9) Illinois Power Company Incentive Savings Plan as
       amended and restated effective January 1, 1991 and
       as further amended through amendments adopted
       December 28, 1994.  Filed as Exhibit 10(o)to the
       Annual Report on Form 10-K under the Securities
       Exchange Act of 1934 for the year ended December
       31, 1994 (File No. 1-3004).~                              *

(b)(10)Illinois Power Company Incentive Savings Plan for
       employees covered under a collective bargaining
       agreement as amended and restated effective January
       1, 1991 and as further amended through amendments
       adopted December 28, 1994.  Filed as Exhibit 10(p)
       to the Annual Report on Form 10-K under the
       Securities Exchange Act of 1934 for the year ended
       December 31, 1994 (File No. 1-3004).~                     *

(12) Statement Re Computation of Ratios

(a)    Computation of ratio of earnings to fixed
       charges for Illinova Corporation.                        133

(b)    Computation of ratio of earnings to fixed
       charges for Illinois Power Company.                      134

(13) Annual Reports to Shareholders

(a)    Illinova Corporation Proxy Statement and 1995
       Annual Report to Shareholders.                           135

(b)    Illinois Power Company Information Statement
       and 1995 Annual Report to Shareholders.                  183

(21) Subsidiaries of Registrants

(a)    Subsidiaries of Illinova Corporation and Illinois
       Power Company.                                           230

(23) Consents of Experts

(a)    Consent of Independent Accountants for Illinova
       Corporation.                                             232

(b)    Consent of Independent Accountants for Illinois
       Power Company.                                           233
_
____________________________

*   Incorporated herein by reference.

~   Management contract and compensatory plans or arrangements.


_______________________________
1