Form 10-K
period 1996-12-31
ILLINOVA CORP
filed 1997-03-25
CIK 914755

SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C.  20549-1004


                          FORM 10-K



[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the Fiscal Year Ended December 31, 1996

                             Or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the transition period from      to



                    Registrant, State of
                    Incorporation, Address
Commission          of Principal Executive               I.R.S. Employer
File Number         Offices and Telephone Number        Identification No.
------------        -----------------------------       -------------------



1-11327             ILLINOVA CORPORATION                  37-1319890
                    (an Illinois Corporation)
                    500 S. 27th Street
                    Decatur, IL  62525-1805
                    (217) 424-6600



1-3004              ILLINOIS POWER COMPANY               37-0344645
                    (an Illinois Corporation)
                    500 S. 27th Street
                    Decatur, IL  62525-1805
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

Mandatorily redeemable preferred securities of subsidiary
(Illinois Power Capital, L.P.)
9.45% Series

Trust originated preferred securities of subsidiary
(Illinois Power Financing 1)
8.00% Series

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

            Illinova Corporation           [X]
            Illinois Power Company         [X]


   The aggregate market value of the voting common stock held by non-affiliates of Illinova Corporation at February
28, 1997 was approximately $1.9 billion.  Illinova
Corporation is the sole holder of the common stock of Illinois Power Company. The aggregate market value of the voting preferred stock held by non-affiliates of Illinois
Power Company at February 28, 1997, was approximately $75 million. The determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrants are not bound by this determination for any other purpose.

    The  number  of  shares of Illinova  Corporation  Common
Stock,  without par value, outstanding on February 28,  1997 was 75,681,937.

    The  number  of shares of Illinois Power Company  Common
Stock,  without par value, outstanding on February 28,  1997
was   72,233,040,  all  of  which  is  owned   by   Illinova
Corporation.

             Documents Incorporated by Reference

1. Portions of the 1996 Annual Report to Shareholders of
Illinova      Corporation in the appendix to the Illinova
Corporation Proxy      Statement.
              (Parts I, II, III and IV of Form 10-K)

2. Portions of the 1996 Annual Report to Shareholders of
   Illinois Power Company in the appendix to the Illinois
   Power Company Information Statement.
           (Parts I, II, III and IV of Form 10-K)

3. Portions of the Illinova 1996 Proxy Statement.
                   (Part III of Form 10-K)

4. Portions of the Illinois Power 1996 Information
Statement.
                   (Part III of Form 10-K)


                      ILLINOVA CORPORATION

                     ILLINOIS POWER COMPANY

                            FORM 10-K

           For the Fiscal Year Ended December 31, 1996

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

                        TABLE OF CONTENTS

Part I                                                 Page

     Item 1.    Business                                        6
                General                                         6
                  Competition                                   7
                  Customer and Revenue Data                     9
                Electric Business                               9
                  Overview                                      9
                  Soyland                                      10
                  Fuel Supply                                  10
                  Construction Program                         13
                  Clinton Power Station                        13
                    General                                    13
                    Decommissioning Costs                      14
                  Accounting Matters                           14
                  Dividends                                    15
                Gas Business                                   15
                  Gas Supply                                   15
                Environmental Matters                          15
                  Air Quality                                  15
                  Clean Air Act                                16
                  Manufactured-Gas Plant(MGP) Sites            16
                  Water Quality                                16
                  Other Issues                                 17
                  Electric and Magnetic Fields                 17
                  Environmental Expenditures                   18
                Research and Development                       18
                Regulation                                     18
                Executive Officers of Illinova Corporation     19
                Executive Officers of Illinois Power Company   19
                Operating Statistics                           20
     Item 2.    Properties                                     20
     Item 3.    Legal Proceedings                              21
     Item 4.    Submission of Matters to a Vote of
                Security Holders                               21

Part II

     Item 5.    Market for Registrants' Common Equity
                and Related Stockholder Matters                22
     Item 6.    Selected Financial Data                        22
     Item 7.    Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                          22
     Item 8.    Financial Statements and Supplementary
                Data                                           22



                  TABLE OF CONTENTS (Continued)

     Item 9.    Changes in and Disagreements With
                Accountants on Accounting and
                Financial Disclosure                           23

Part III

     Item 10.   Directors and Executive Officers of
                the Registrants                                24
     Item 11.   Executive Compensation                         24
     Item 12.   Security Ownership of Certain
                Beneficial Owners and Management               24
     Item 13.   Certain Relationships and Related
                Transactions                                   24

Part IV

     Item 14.   Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K          25-26


Signatures                                                  27-28

Exhibit Index                                                  29


                               PART I
-------------------------------------------------------------------------------

ITEM 1.   Business
-------


                             General
                             -------

     Illinois Power Company (IP) was incorporated under the laws of the State of Illinois on May 25, 1923.

     Illinova Corporation (Illinova) was incorporated under the laws of the State of Illinois on May 27, 1994 and currently serves as the parent holding company of four principal operating subsidiaries: IP, Illinova Generating Company (IGC), Illinova Energy Partners, Inc. (IEPI), and Illinova Insurance Company
(IIC). In May, 1996, the services group of Illinova Power Marketing (IPMI) consolidated with Illinova Energy Services (IES) and the non-regulated marketing activities of Illinova to form a new venture known as IEPI. On February 12, 1997, the Illinova Board of Directors approved a merger of IEPI and IPMI. In the merger, IPMI will be the surviving corporation and will change its name to IEPI.

     IP, the primary business of Illinova, is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. IP is affected by changes in the electric utility industry driven by regulatory and legislative initiatives to introduce competition and end monopoly franchises in at least the generation side of the business. One aspect of this change is "direct access," meaning giving customers the freedom to purchase electricity from suppliers they choose. In 1995, IP was a participant in the development of Energy Choice 2000, a basis for formal review of utility regulation in Illinois. From this framework, IP continued its efforts to ensure a managed transition to direct access with the
introduction of a legislative proposal in November 1996.   For a
more detailed discussion of these developments, refer to the "Competition" section of this item.

     IP provides funds to Illinova for operations and investments. Illinova accrues interest due to IP on any borrowed funds at a rate equal to the higher of the rate that Illinova would have to pay if it used a currently outstanding line of credit, or IP's actual cost of the funds provided. At the end of each quarter, if needed, IP effects a common stock repurchase from Illinova by accepting shares equal in market value to the amount of the funds provided to Illinova during the quarter plus the accrued interest for the quarter. During 1996, IP provided approximately $81 million in funds to Illinova. IP also provides funds to Illinova in the form of cash dividends payable on the Common Stock of IP. In 1996, approximately $85 million in such dividends was declared and paid. Since Illinova's inception in 1994, IP has provided approximately $135 million to Illinova.
For further information on IP common stock repurchases, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.

     IP's financial position and results of operations are currently the principal factors affecting Illinova's consolidated financial position and results of operations.

     IGC is Illinova's wholly-owned independent power subsidiary that invests in energy-related projects throughout the world.
IGC is an equity partner with Tenaska, Inc. in four natural gas-fired generation plants, of which three plants totaling approximately 700 megawatts (MW) are in operation and one 240 MW plant has had construction suspended. Tenaska, Inc. is an Omaha, Nebraska-based developer of independent power projects throughout the United States. IGC also owns 50 percent of the North American Energy Services Company (NAES). NAES supplies a broad range of operations, maintenance and support services to the world-wide independent power generation industry and operates the Tenaska generation plants in which IGC has an equity interest. IGC is an equity partner in the Indeck North American Power Fund
(Fund). The Fund has generation projects in Long Beach, California, and Pepperell, Massachusetts. In addition to these ventures, IGC is involved in generation projects in Teesside, England; Puerto Cortez, Honduras; Zhejiang Province, People's Republic of China; Aguaytia, Peru; Old Harbour, Jamaica; Barranquilla, Columbia; and Balochistan, Pakistan. In August, 1996, Illinova's interest in the 1000 MW coal-fired plant in Joppa, Illinois was transferred to IGC.

     IEPI is Illinova's wholly-owned subsidiary that engages in the brokering and marketing of electric power and gas and the development and sales of energy related services. In May 1995, IPMI obtained approval from the Federal Energy Regulatory Commission (FERC) to conduct business as a marketer of electric power and gas to various customers outside of IP's present service territory. In September 1995, IPMI began buying and selling wholesale electricity in the western United States. IPMI owns 50 percent of Tenaska Marketing Ventures (TMV). IPMI and TMV have formed Tenaska Marketing Canada to market natural gas in Canada. In May 1996, IPMI expanded operations to include the midwestern United States. In July 1996, IP received FERC approval to sell electricity to IPMI without prior transaction approval from FERC.

     IIC was licensed in August 1996 by the State of Vermont as a captive insurance company. The primary business of IIC is to insure the risks of the subsidiaries of Illinova and risks related to or associated with their business enterprises.

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

     Competition arises not only from co-generation or independent power production, but also from municipalities seeking to extend their service boundaries to include customers being served by utilities. The right of municipalities to have power wheeled to them by utilities was established in 1973. IP has been obligated to wheel power for municipalities and cooperatives in its territory since 1976. The Illinois Commerce Commission (ICC) has been supportive of IP's attempts to maintain its customer base through approval of special contracts and flexible pricing that help IP to compete with existing municipal providers.

     Further competition may be introduced by state action or by federal regulatory action. While the Energy Policy Act precludes the FERC from mandating retail wheeling, state regulators and legislators could open utility franchise territories to full competition at the retail level. Legislative action at the state level would be required for retail wheeling to occur in Illinois. Retail wheeling involves the transport of electricity to end-use residential, commercial or industrial customers. Such a change would be a significant departure from existing regulation in which public utilities have an universal obligation to serve the public in return for relatively protected service territories and regulated pricing which is designed to allow a reasonable return on prudent investment and recovery of operating costs.

     On November 21, 1996, IP and its partners in the Illinois Coalition for Responsible Electricity Choice announced a legislative proposal which would begin transformation of the Illinois electric industry from a highly regulated monopoly to a competitive, customer-choice environment. The proposal, which was introduced in the Illinois House of Representatives on January 29, 1997, would allow for a managed transition to direct access for all consumers by the year 2005. The plan balances the need to ensure the financial stability of current utility providers with the timing of customer choice. Other parties have introduced plans that allow for full competition by as early as 1998. On February 18, 1997, the Citizen's Utility Board (CUB) outlined its regulatory reform proposal which would require utilities to separate their generation assets, shop for the cheapest available power in the wholesale market, and sell that power to consumers, by January 1999. In addition, CUB's plan calls for direct access for all customers by April 2000. On March 11, 1997, a new restructuring bill was introduced in the Illinois House. This bill, supported by a broad-based alliance representing residential, commercial and industrial consumers, would allow all customers served by investor-owned utilities to have equal access to a competitive electric market by May 1, 1998. The plan also calls for a 10 percent rate reduction in the first year, with further reductions possible in the second and third years. Utilities needing additional revenues to ensure financial viability and reliability would be able to participate in a trust fund by charging a surcharge to all consumers on their system.

     A Joint Committee on Electric Utility Regulatory Reform of the Illinois General Assembly deliberated the issue of regulatory reform for 18 months. Their report, issued December 4, 1996, stated that the Committee was unable to reach consensus on a legislative proposal. It is reasonable to assume that significant change will be made to the state laws governing IP's electric operations, but impossible at this time to predict what these changes will be.

     If there is significant change in the laws governing electric utility operations, IP may be required to discontinue reporting under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). According to disclosures made by utilities in states that have enacted such legislation, the Securities and Exchange Commission (SEC) is raising the issue of continued qualification to report under FAS 71, even where the legislation provides for a transition to full competition and for stranded cost recovery. Reporting under FAS 71 allows companies whose service obligations and prices are regulated, to maintain assets on their balance sheets representing costs they reasonably expect to recover from customers in the future, through inclusion of such costs in their rates. If IP ceased to qualify for reporting under FAS 71, it could be required to write off its regulatory assets, and this could have a material, adverse impact on IP and its operations.

     IP received approval from the ICC on March 13, 1996, and from FERC on April 24, 1996, to conduct an open access experiment beginning in 1996 and ending on December 31, 1999. The experiment allows certain industrial customers to purchase electricity and related services from other sources. On April 25, 1996, the first of the 21 eligible customers began buying a portion of their electricity from a supplier other than IP. Currently, 16 customers are participating in the experiment. The experiment has demonstrated immediate advantages competition brings to customers, such as lower prices and innovative service offerings. It has also provided evidence of challenges the industry faces as it moves toward customer choice. Challenges include dispatching small amounts of electricity such as one or two megawatt hours (MWHs), and the absence of requisite technology to dispatch fractional MWHs. In 1996, the experiment cost IP approximately $3.2 million in lost revenue net of avoided fuel cost and variable operating expenses. This loss was partially offset by selling the surplus energy and capacity on the open market and by $.9 million in transmission service charges.

     The issue of competition is one that raises both risks and opportunities. At this time, the ultimate effect of competition on Illinova's consolidated financial position and results of operations is uncertain.



Customer and Revenue Data
-------------------------

     Approximately 79 percent and 21 percent of Illinova's and its subsidiaries' operating revenues are derived from the sale of electricity and the sale and transportation of natural gas, respectively. The territory served by IP comprises substantial areas in northern, central and southern Illinois, including ten cities with populations greater than 30,000 (1990 Federal Census data). IP supplies electric service at retail to an estimated aggregate population of 1,265,000 in 310 incorporated municipalities, adjacent suburban and rural areas, and numerous unincorporated communities and retail natural gas service to an estimated population of 920,000 in 257 incorporated municipalities and adjacent areas. IP holds franchises in all of the 310 incorporated municipalities in which it furnishes retail electric service and in all of the 257 incorporated municipalities in which it furnishes retail gas service. At February 28, 1997, IP served 577,862 active electric customers and 404,838 active gas customers. These numbers do not include non-metered customers such as street lights. Sales of electricity and gas sales and transportation are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

     For more information, see "Note 13 - Segments of Business" on page A-30 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference. To the extent that information incorporated by reference herein appears identically in both the 1996 Annual Report to Shareholders of Illinova Corporation and the 1996 Annual Report to Shareholders of Illinois Power Company, reference will be made herein only to the 1996 Annual Report to Shareholders of Illinova Corporation, and such reference will be deemed to include a reference to the 1996 Annual Report of Illinois Power Company.


                        Electric Business
                        -----------------

Overview
--------

     IP supplies electric service at retail to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. Electric service at wholesale is supplied for resale to one electric utility and to the Illinois Municipal Electric Agency (IMEA) as agent for 11 municipalities. IP also has a power coordination agreement with Soyland Power Cooperative, Inc. (Soyland). See the sub-caption "Soyland" hereunder for additional information. In 1996, IP provided interchange power to 44 entities, including 27 power marketers.

    IP's highest system peak hourly demand (native load) in 1996 was 3,444,651 kilowatts on July 18, 1996. IP's record for peak load is 3,666,738 kilowatts, set on July 13, 1995.

    IP owns and operates generating facilities with a total net summer capability of 4,571,250 kilowatts. The generating capability comes from six major steam generating plants and three peaking service combustion turbine plants. See Item 2
"Properties" for further information.

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

     IP is a member of the Mid-America Interconnected Network, one of ten regional reliability councils established to coordinate plans and operations of member companies regionally and nationally.

     In August 1996, IP transferred through a dividend its 20% ownership of the capital stock of Electric Energy, Inc. (EEI) to Illinova. EEI was organized to own and operate a steam electric generating station and related transmission facilities near Joppa, Illinois to supply electric energy to the U.S. Department of Energy (DOE) for its project near Paducah, Kentucky.

Soyland
-------

     IP has entered into an agreement with Soyland which will, subject to receipt of regulatory approvals, terminate the IP/Soyland Clinton Ownership Participation Agreement (OPA) and amend the IP/Soyland Power Coordination Agreement (PCA). Under terms of the agreement, IP will acquire Soyland's 13.2% ownership share of Clinton with no capital outlay. On March 13, 1997, approval to transfer Soyland's license to IP was granted from the Nuclear Regulatory Commission (NRC). Soyland's nuclear decommissioning trust also will be transferred to IP, which will assume all of Soyland's ownership obligations, including those related to decommissioning.

     As part of the agreement, IP will be responsible for providing Soyland's capacity and energy needs for a period of at least ten and potentially twenty years charging fixed fees designed to compensate IP for Clinton costs currently recovered from Soyland under the OPA. This agreement, and the amended PCA, are subject to approval by FERC, and petitions seeking such approvals have been filed.

     For more information on the PCA, see "Note 6 - Facilities
Agreements" on page A-23 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Fuel Supply
-----------

     Coal was used to generate approximately 76% of the electricity produced by IP during 1996, with nuclear contributing 22% and other fuels accounting for 2%. Based on current forecasts, the percentages of generation attributable to nuclear fuel is projected to increase to as much as 32% while projected generation from coal will decline to about 68% during those years in which there is not a scheduled refueling outage for the Clinton Power Station (Clinton).

     IP's rate schedules contain provisions for passing along to its electric customers increases or decreases in the cost of fuels used in its generating stations. For additional information see the information under the sub-captions "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on page A-15 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

COAL - Coal is expected to be a major source of fuel for future generation. Through both long-term and short-term contracts, IP has obtained commitments for the major portion of future coal requirements. IP has short-term contracts with four suppliers which last through 1997 and long-term contracts with two suppliers which last through 1999 and 2010. Negotiations are under way to address the contracts expiring at the end of 1997. Contracts renegotiated in 1993 and 1994 have provided for the continued economic use of high sulfur Illinois coal while IP complies with Phase I of the Clean Air Act Amendments that became effective January 1, 1995.

     Spot purchases of coal in 1996 represented 2.3% of IP's total coal purchases. IP believes that it will be able to obtain sufficient coal to meet its future generating requirements. However, IP is unable to predict the extent to which coal availability and price may fluctuate in the future. Coal inventories on hand at December 31, 1996 represented a 22-day supply based on IP's average daily burn projections for 1997.

     IP continues to evaluate and obtain alternate fuel delivery and unloading facilities for greater flexibility of fuel supplies. New rail unloading facilities at the Havana Station
(Havana) became operational in the spring of 1996.

NUCLEAR - IP leases nuclear fuel from Illinois Power Fuel Company (Fuel Company). The Fuel Company, which is 50% owned by IP, was formed in 1981 for the purpose of leasing nuclear fuel to IP for Clinton. Lease payments are equal to the Fuel Company's cost of fuel as consumed (including related financing and administrative costs). As of December 31, 1996, the Fuel Company had an invest ment in nuclear fuel of approximately $96 million. IP is obligated to make subordinated loans to the Fuel Company at any time the obligations of the Fuel Company which are due and payable exceed the funds available to the Fuel Company. At December 31, 1996, IP had no outstanding loans to the Fuel Company.

     At December 31, 1996, IP's net investment in nuclear fuel consisted of $42 million of Uranium 308. This inventory represents fuel used in connection with the sixth reload of Clinton which began in October 1996. At December 31, 1996, the unamortized investment of the nuclear fuel assemblies in the reactor was $55 million.

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

     The second uranium contract is with U.S. Energy/Crested Corporation. Originally, it was for 1,179,240 pounds of uranium concentrates with deliveries through 1998. IP purchased approximately one half of the uranium concentrates supply under this contract before it was terminated in September 1993. In October 1993, IP filed suit in U.S. District Court, Central District of Illinois, Danville, seeking a declaration that IP's termination of the U.S. Energy contract was permitted by the terms of the contract as they relate to rights of termination in the event of certain receivership proceedings. On September 1, 1994, the Court granted defendants' motions for summary judgment and ruled that the termination constituted a breach of contract. On June 15, 1995, IP concluded a negotiated settlement with U.S. Energy/Crested Corporation. That settlement reduced the quantity to be purchased and shortened the contract term by one year, while increasing the price per pound. The final delivery under this settlement will be made in May 1997.

     Conversion services for the period 1991-2001 are contracted with Sequoyah Fuels. Sequoyah Fuels closed its Oklahoma conversion plant in 1992 and joined with Allied Chemical Company to form a marketing company named CoverDyn. All conversion services will be performed at Allied's Metropolis, Illinois facility, but Sequoyah Fuels retains the contract with IP.

     IP has a utility Services contract for uranium enrichment requirements with the Department of Energy (DOE) which provides 70% of the enrichment requirements of Clinton through September 1999. The remaining 30% has been contracted with the DOE through an amendment to its incentive pricing plan through 1999. This amendment allows IP to either purchase the enrichment services at the DOE's incentive price or provide electricity at DOE's Paducah, Kentucky enrichment plant at an agreed exchange rate.

     Legislation was passed in October 1992 to create a new private government corporation, the United States Enrichment Corporation (USEC), for enrichment services. All of the DOE's assets including all contracts, were transferred to the USEC as of July 1993.

     A contract with General Electric Company provides fuel fabrication requirements for the initial core and approximately
19 reloads, or through 2016.

     Beyond the stated commitments, IP may enter into additional contracts for uranium concentrates, conversion to uranium hexafluoride, enrichment and fabrication.

     Currently, commercial reprocessing of spent nuclear fuel is not allowed in the U.S. The Nuclear Waste Policy Act of 1982
(NWPA) was enacted to establish a government policy with respect to disposal of spent nuclear fuel and high-level radioactive waste. On July 6, 1984, IP signed a contract with the DOE for disposal of spent nuclear fuel and/or high-level radioactive waste. Under the contract, IP is required to pay the DOE one mill (one-tenth of a cent) per net kilowatt-hour (one dollar per MWH) of electricity generated and sold. IP is recovering this amount through rates charged to customers.

     On June 20, 1994, IP and 13 other utilities filed an action in the D.C. Circuit Court of Appeals asking the Court to rule that the DOE is obligated to take responsibility for spent nuclear fuel by January 31, 1998 under the NWPA. The utilities asked the Court to confirm the DOE's commitment and to order the DOE to develop a compliance program with appropriate deadlines. The utilities also asked for relief from the ongoing funding requirements or to have an escrow account established for future funds paid to DOE.

     A three-judge panel ruled in July 1996 that the DOE's obligation to take spent fuel by the 1998 date specified in the NWPA is binding. The DOE notified utilities in December 1996 that it may not be able to meet the 1998 deadline, and solicited utility suggestions on how to accommodate the potential delay. In January 1997, petitions were filed in the D.C. Circuit Court of Appeals by several utilities and state utility commissions, seeking further enforcement of DOE's obligation, and seeking authority to make further Nuclear Waste Fund payments into escrow.

     IP has on-site storage capacity that will accommodate its spent fuel storage needs until the year 2004, based on current operating levels. If by that date the U.S. Government has not complied with its statutory obligation to dispose of spent fuel, and IP has continued to operate the plant at current levels, IP will have to use alternative means of disposal, such as dry storage in casks on site or transportation of the fuel rods to private or collectively-owned utility repositories. IP is currently an equity partner with 10 other utilities in an effort to develop a private temporary repository. Attempts to reach agreement with the Mescalaro Apache Tribe of New Mexico ended in early 1996; however, the group signed a lease in December 1996 with the Goshute Tribe to use land on its Utah reservation. A spent fuel storage application is expected to be submitted to the NRC in 1997. Continued participation in the partnership will depend on the technological and economic viability of the project. Current technology allows safe, dry, on-site storage, subject to licensing and local permitting requirements.

     Under the Energy Policy Act of 1992, IP is responsible for a portion of the cost to decontaminate and decommission the DOE's uranium enrichment facilities. Each utility is assessed an annual fee for a period of fifteen years based on quantities purchased from the DOE facilities prior to passage of the Act.
At December 31, 1996, IP has a remaining liability of $5.0 million representing future assessments. IP is recovering these costs, as amortized, through its fuel adjustment clause.

OIL and GAS - IP used natural gas and oil to generate 0.6% of the electricity produced in 1996. IP has not experienced difficulty in obtaining adequate supplies of these resources. However, IP is unable to predict the extent to which oil and gas availability and price may fluctuate in the future.

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

     For more information on Illinova's construction program and liquidity, see "Note 4 - Commitments and Contingencies" on page A-18 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference; "Note 5 - Lines of Credit and Short-Term Loans" on pages A-22 and A-23 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference; and "Capital Resources and Requirements" in "Management's Discussion and Analysis" on page A-7 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

     For more information on IP's construction program and liquidity, see "Note 3 - Commitments and Contingencies" on page A-17 of the 1996 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference; "Note 4 - Lines of Credit and Short-Term Loans" on page A-21 of the 1996 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference; and "Capital Resources and Requirements" in "Management's Discussion and Analysis" on page A-7 of the 1996 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference.

Clinton Power Station
---------------------

     General
     -------

     IP and Soyland share ownership of Clinton, with IP owning 86.8% and Soyland 13.2%. On February 21, 1997, IP filed with FERC for approval to transfer Soyland's ownership of Clinton to IP. IP has entered into an agreement with Soyland which will, subject to receipt of regulatory approvals, terminate the IP/Soyland Clinton Ownership Participation Agreement (OPA) and amend the IP/Soyland PCA. Under terms of the agreement, IP will acquire Soyland's 13.2% ownership share of IP's Clinton Power Station with no capital outlay. On March 13, 1997, approval to transfer Soyland's license to IP was granted from the NRC. Soyland's nuclear decommissioning trust also will be transferred to IP, which is assuming all of Soyland's ownership obligations, including those related to decommissioning.

     Clinton was placed in service in 1987 and represents approximately 20% of IP's installed generation capacity. For more information on the Clinton Power Station, see "Note 3 - Clinton Power Station" on page A-18 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

     On September 6, 1996, leakage at a recirculation pump seal caused IP operations personnel to shut down Clinton. IP decided not to restart Clinton prior to the start of the scheduled refueling outage on October 13, 1996. During the current refueling outage, Clinton has attempted to modify the first of three divisions of its electrical power system. Because of deficiencies in the implementation of the new transformer design, the decision was made to return to the old transformers until the
newer design is modified and fully tested.   This unanticipated
delay, along with necessary NRC approval of the action, will delay start up of Clinton. It is anticipated that Clinton will return to service before the summer cooling season, when demand is greatest. For more information on the shutdown and results of the NRC findings, see "Management's Discussion and Analysis - Regulatory Matters" on page A-3 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

     Decommissioning Costs
     ---------------------

     IP is responsible for its ownership share of the costs of decommissioning Clinton and for spent nuclear fuel disposal costs. IP is collecting future decommissioning costs through its electric rates based on an ICC-approved formula that allows IP to adjust rates annually for changes in decommissioning cost estimates. For more information on the decommissioning costs related to the Clinton Power Station, see "Note 4 - Commitments and Contingencies" on page A-19 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Accounting Matters
------------------

     The Illinova consolidated financial statements include the accounts of Illinova Corporation, a holding company; IP, a combination electric and gas utility; IGC, a wholly-owned subsidiary that invests in energy-related projects and competes in the independent power market; IPMI, a wholly-owned subsidiary that markets energy and energy-related services; IEPI, a wholly-owned subsidiary that develops and markets energy-related services to the unregulated energy market; and IIC, a wholly-owned subsidiary whose primary business is to insure certain risks of Illinova and its subsidiaries.

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

     The IP consolidated financial statements include the accounts of Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner and Illinois Power Financing I, a statutory business trust in which IP serves as sponsor.

     IP currently prepares its financial statements in accordance with FAS 71. Accordingly, IP records various regulatory assets and liabilities to reflect the actions of regulators. It is reasonable to assume that significant changes will be made to state laws governing IP's electric operations, but impossible to predict what those changes will be. Management believes that IP currently meets the criteria for continued application of FAS 71 but will continue to evaluate significant changes in the regulatory and competitive environment to assess IP's overall compliance with such criteria. These criteria include: 1) whether rates set by regulators are designed to recover the specific costs of providing regulated services and products to customers and 2) whether regulators continue to establish rates based on cost. In the event that management determines that IP, or significant portions of its business, no longer meet the criteria for application of FAS 71, an extraordinary non-cash charge to income would be recorded in order to remove the effects of the actions of regulators from the consolidated financial statements. The discontinuation of application of FAS 71 would likely have a material adverse effect on Illinova's and IP's consolidated financial position and results of operations.

Dividends
---------

     On December 11, 1996, Illinova increased the quarterly common stock dividend 11%, to $.31 per share from $.28 per share, effective with the common stock dividend for the first quarter of 1997.


                            Gas Business
                          ------------

     IP supplies retail natural gas service to an estimated aggregate population of 920,000 in 257 incorporated municipali ties, adjacent suburban areas and numerous unincorporated communities. IP does not sell gas for resale.

     IP's rate schedules contain provisions for passing through to its gas customers increases or decreases in the cost of purchased gas. For information on revenue and energy costs, see the sub-caption "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on page A-15 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement that is incorporated herein by reference.

     IP has eight underground gas storage fields having a total capacity of approximately 15.2 million MMBtu and a total deliverability on a peak day of about 347,000 MMBtu. In addition to the capacity of the eight underground storage fields, IP has contracts with various natural gas suppliers and producers for
10.2 million MMBtu of underground storage capacity and a total deliverability on a peak day of 160,000 MMBtu. Operation of un derground storage permits IP to increase deliverability to its customers during peak load periods by taking gas into storage during the off-peak months.

     IP owns two active liquefied petroleum gas plants having an aggregate peak-day deliverability of about 20,000 MMBtu for peak-shaving purposes. Gas properties include approximately 8,000 miles of mains.

     IP experienced its 1996 peak-day send out of 758,927 MMBtu of natural gas on February 2, 1996. This compares with IP's record peak-day send out of 857,324 MMBtu of natural gas on January 10, 1982.

Gas Supply
----------

     IP has contracts with six interstate pipeline companies for firm transportation and storage services. These contracts have varying expiration dates ranging from 1998 to 2002. IP also enters into contracts for the acquisition of natural gas supply. Those contracts range in duration from one month to five months.


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

     In accordance with the requirements of the Illinois Clean Air Act Permit Program (CAAPP), IP submitted new air permit applications for each of its generating facilities in 1995. The IEPA will review these applications and is expected to issue CAAPP permits beginning in 1997.

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

Clean Air Act
-------------

     For information on the impacts of the Clean Air Act
Amendments of 1990, see "Note 4 - Commitments and Contingencies" on pages A-20 and A-21 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Manufactured-Gas Plant (MGP) Sites
----------------------------------

     For information on MGP sites, see "Note 4 - Commitments and
Contingencies" on page A-21 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

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

     The Clinton permit was reissued in the third quarter of 1995. The Havana Power Station permit was reissued in the first quarter of 1996. The Hennepin Power Station permit application for reissuance was submitted in the fourth quarter of 1996 and is not expected until late 1997. The Vermilion Power Station permit was reissued in the fourth quarter of 1996. The Wood River Power Station permit was reissued in the first quarter of 1996.

     The Baldwin power station permit will expire in the fourth quarter of 1997. An application to renew the permit will be submitted in the second quarter of 1997. On May 2, 1996, the Illinois Pollution Control Board granted IP's request for an Adjusted Water Quality Standard for boron, which satisfies the compliance requirement in the permit. The adjusted standard will be incorporated into the reissued permit.

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

     Between June 1983 and January 1985, IP shipped various materials containing PCBs to the Martha C. Rose Chemicals, Inc.
(Rose) facility in Holden, Missouri for proper treatment and disposal. Rose, pursuant to permits issued by USEPA, had undertaken to dispose of PCB materials for IP and others, but failed in part to do so. As a result of such failure, PCB materials were being stored at the facility. In 1986, IP joined with a number of other generators to clean up the facility. The Steering Committee, consisting of IP and 15 other entities, has successfully implemented the Remedial Design Work Plan. The Steering Committee is required to monitor ground water at the site from a minimum of five years to a maximum of ten years after completion of the plan. Based upon the first and second years of ground water monitoring data, the Steering Committee has petitioned the USEPA to amend the record of decision to negate additional ground water monitoring. This will allow the USEPA to end the Committee's liability at the Rose site. At the present time, management does not believe its ratable share of potential liability related to the cost of future activities at the Rose site will have a material adverse effect on Illinova's or IP's consolidated financial position or results of operations.

Electric and Magnetic Fields
----------------------------

     For information on Electric and Magnetic Fields, see "Note 4
- Commitments and Contingencies" on page A-21 of the 1996 Annual
Report to Shareholders in the appendix to the Illinova Proxy
Statement which is incorporated herein by reference.




Environmental Expenditures
--------------------------

     Operating expenses for environmentally-related activities were $45 million and $46 million in 1995 and 1996, respectively (including the incremental costs of alternative fuels to meet environmental requirements). IP's capital expenditures (including AFUDC) for environmental protection programs were approximately $1 million in 1996. Accumulated capital expenditures since 1969 have reached approximately $800 million.


                    Research and Development
                    ------------------------

     Illinova's research and development expenditures, consisting entirely of IP's research and development expenditures, during 1996, 1995 and 1994 were approximately $5.4 million, $5.5 million and $5.5 million, respectively.


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

     IP is subject to regulation under the Federal Power Act by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, the issuance of debt securities maturing in not more than 12 months, accounting and depreciation policies, interaction with affiliates, and certain other matters. The FERC has declared IP exempt from the Natural Gas Act and the orders, rules and regulations of the Commission thereunder.

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



           Executive Officers of Illinova Corporation
           ------------------------------------------

Name of Officer          Age               Position
---------------          ---               --------

Larry D. Haab             59     Chairman, President and
                                 Chief Executive Officer
Larry F. Altenbaumer      48     Chief Financial Officer,
                                 Treasurer and Controller
Leah Manning Stetzner     48     General Counsel and
                                 Corporate Secretary


    Mr. Haab was elected Chairman, President and Chief Executive
           Officer in December 1993.

    Mr. Altenbaumer was elected Chief Financial Officer,
           Treasurer and Controller in June 1994.

    Ms. Stetzner was elected General Counsel and Corporate
           Secretary in June 1994.

     The executive officers are elected annually by the Board of Directors at the first meeting of the Board held after the annual meeting of shareholders, and hold office until their successors are duly elected or until their death, resignation or removal by the Board.


          Executive Officers of Illinois Power Company
          --------------------------------------------

Name of Officer          Age               Position
---------------          ---               --------

Larry D. Haab             59     Chairman, President and
                                 Chief Executive Officer
Larry F. Altenbaumer      48     Senior Vice President and
                                 Chief     Financial Officer
David W. Butts            42     Senior Vice President
John G. Cook              49     Senior Vice President
Paul L. Lang              56     Senior Vice President
Wilfred Connell           59     Vice President
Richard W. Eimer, Jr.     48     Vice President
Robert D. Reynolds        40     Vice President
Leah Manning Stetzner     48     Vice President, General
                                 Counsel and Corporate
                                 Secretary
Cynthia G. Steward        39     Controller
Eric B. Weekes            45     Treasurer

    Each of the IP executive officers, except for Mr. Weekes, has been employed by IP or another subsidiary of Illinova for more than five years in executive or management positions. Prior to election to the positions shown above, the following executive officers held the following positions since January 1, 1992.

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

    Mr. Reynolds was elected Vice President in May 1996. Prior to his election to Vice President, Mr. Reynolds served as Director of Pricing and Manager of Electric Supply.

    Ms. Stetzner was elected Vice President, General Counsel and
Corporate Secretary in February 1993.  She joined IP as General
Counsel and Corporate Secretary in October 1989.

    Ms. Steward was elected Controller in September 1995. She previously held the positions of Manager of Employee Services and Director of Accounting.

    Mr. Weekes joined IP as Treasurer in January 1997. He previously served as Director of Financial Analysis, Budgets and Controls with Kraft Foods.

    The present term of office of each of the above executive officers extends to the first meeting of Illinova's and IP's Board of Directors after the Annual Election of Directors. There are no family relationships among any of the executive officers and directors of Illinova and IP.


                      Operating Statistics
                      ---------------------

    For Illinova the information under the caption "Selected
Illinois Power Company Statistics" on page A-33 of the 1996
Annual Report to Shareholders in the appendix to the Illinova
Proxy Statement is incorporated herein by reference.

    For IP the information under the caption "Selected
Statistics" on page A-33 of the 1996 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 2. Properties
-------

    IP owns and operates six steam generating stations with composite net summer capacity of 4,424,250 kilowatts. In addition, IP owns nine quick start combustion turbine peaking units at three locations with a combined net summer capacity of 147,000 kilowatts. All of IP's generating stations are in the State of Illinois, including IP's only nuclear generating station, Clinton. IP owns 50% of three combustion turbine units, located in Bloomington, Illinois, with combined net capacity of 5,250 kilowatts. State Farm Insurance Company owns the other 50% of these units. The total IP available net summer capability is 4,571,250 kilowatts.

    The major coal fired units at Baldwin, Havana, Hennepin and Wood River make up 2,936,000 kilowatts of summer capacity. Units comprising 377,000 kilowatts of summer capacity at the Wood River and Havana stations currently are not staffed but are available to meet reserve requirements with a maximum of four months notice.

    On December 18, 1996, the control and computer rooms for Wood River units 4 and 5 were damaged by an in-plant fire. The extent of the damage is currently being evaluated and repairs have been started to return these two units to service as soon as possible. Preliminary expectations are to return Unit 4 to service in the second quarter of 1997, and Unit 5 later in the year.

    During 1995, natural gas firing capability was added to the Vermilion station. Vermilion now has the capability for either coal or natural gas firing to achieve its summer capacity of 176,000 kilowatts. Vermilion is operated as a peaking plant, mainly during the summer season.

    IP owns an interconnected electric transmission system of approximately 2,800 circuit miles, operating from 69,000 to 345,000 volts and a distribution system which includes about 37,400 circuit miles of overhead and underground lines.

    All outstanding first mortgage bonds issued under the Mortgage and Deed of Trust dated November 1, 1943 are secured by a first mortgage lien on substantially all of the fixed property, franchises and rights of IP with certain exceptions expressly provided in the mortgage securing the bonds. All outstanding New Mortgage Bonds issued under the General Mortgage and Deed of Trust dated November 1, 1992, are secured by a lien on IP's properties used in the generation, purchase, transmission, distribution and sale of electricity and gas, which lien is junior to the lien of the Mortgage and Deed of Trust dated November 1, 1943. IP anticipates that during 1997 the 1943 mortgage will be amended to be consistent with the 1992 mortgage.

Item 3. Legal Proceedings
-------

     See discussion of legal proceedings under Item 1
"Competition" of this report and in "Manufactured-Gas Plant
(MGP)" in "Note 4 - Commitments and Contingencies" on page A-21 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

     See "Environmental Matters" reported under Item 1 of this report for information regarding legal proceedings concerning environmental matters.

Item 4. Submission of Matters to a Vote of Security Holders
-------

    Neither Illinova nor IP submitted any matter to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                             PART II
-------------------------------------------------------------------------------

Item 5.   Market for Registrants' Common Equity and Related
-------   Stockholder Matters

    For Illinova the information under the caption "Quarterly Consolidated Financial Information and Common Stock Data (Unaudit ed)" on page A-31 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

    For IP the information under the caption "Quarterly
Consolidated Financial Information and Common Stock Data
(Unaudited)" on page A-31 of the 1996 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 6. Selected Financial Data
-------

    For Illinova the information under the caption "Selected
Consolidated Financial Data" on page A-32 of the 1996 Annual
Report to Shareholders in the appendix to the Illinova Proxy
Statement is incorporated herein by reference.

    For IP the information under the caption "Selected
Consolidated Financial Data" on page A-32 of the 1996 Annual
Report to Shareholders in the appendix to the IP Information
Statement is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
-------   Condition and Results of Operations

    For Illinova the information under the caption "Management's
Discussion and Analysis" on pages A-2 through A-9 of the 1996
Annual Report to Shareholders in the appendix to the Illinova
Proxy Statement is incorporated herein by reference.

    For IP the information under the caption "Management's Discussion and Analysis" on pages A-2 through A-9 of the 1996 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

    In March 1995, the ICC approved a program whereby IP will reacquire shares of its common stock from Illinova, from time to time, at prices determined to be equivalent to current market value. The reacquired stock will be retained as treasury stock or canceled. The ICC did not set a limit on the number of shares of common stock that can be repurchased, subject to meeting certain financial tests. During 1996, IP repurchased 714,811 shares for a total of $18.9 million, averaging about $26 per share.

    For information regarding the redemption of IP preferred stock, see "Note 10 - Preferred Stock of Subsidiary" in the "Notes to Consolidated Financial Statements" in the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement or "Note 9 - Preferred Stock" in the "Notes to Consolidated Financial Statements" in the 1996 Annual Report to Shareholders in the appendix to the IP Information Statement.

Item 8. Financial Statements and Supplementary Data
-------

     For Illinova the consolidated financial statements and related notes on pages A-11 through A-31 and Report of Inde pendent Accountants on page A-10 of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7, the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is not to be deemed filed as part of this Form 10-K Annual Report.

     For IP the consolidated financial statements and related notes on pages A-11 through A-31 and Report of Independent Accountants on page A-10 of the 1996 Annual Report to Shareholders in the appendix to the IP Information Statement are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7, the 1996 Annual Report to Shareholders in the appendix to the IP Information Statement is not to be deemed filed as part of this form 10-K Annual Report.

Item 9.   Changes in and Disagreements With Accountants on
-------   Accounting and Financial Disclosure

None.


                            PART III
-------------------------------------------------------------------------------

Item 10.    Directors and Executive Officers of the Registrants
--------

    For Illinova the information under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinova's executive officers is set forth in Part I of this Annual Report on Form 10-K.

    For IP the information under the caption "Board of Directors" on pages 4 through 7 of IP's Information Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinois Power Company's executive officers is set forth in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation
--------

     For Illinova the information under the caption "Executive
Compensation" on pages 8 through 12 of Illinova's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

     For IP the information under the caption "Executive
Compensation" on pages 8 through 13 of IP's Information Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------

     For Illinova the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 7 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

     For IP the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 7 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 4 through 7 of IP's Information Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------

     None.


                           PART IV
------------------------------------------------------------------------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
--------    Form 8-K

     (a)    Documents filed as part of this report.
           (1a)     Financial Statements:
                                                           Page in 1996
                                                           Annual Report
                                                           to Shareholders
                                                           in the appendix
                                                           to the Illinova
                                                           Proxy Statement*
                                                           ----------------

            Report of Independent Accountants                    A-10
            Consolidated Statements of Income for the
               three years ended December 31, 1996               A-11
            Consolidated Balance Sheets at
               December 31, 1996 and 1995                        A-12
            Consolidated Statements of Cash Flows for
               the three years ended December 31, 1996           A-13
            Consolidated Statements of Retained
               Earnings for the three years
               ended December 31, 1996                           A-13
            Notes to Consolidated Financial Statements       A-14 - A-31

* Incorporated by reference from the indicated pages of the 1996 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement.

        (1b)     Financial Statements:
                                                            Page in 1996
                                                            Annual Report
                                                            to Shareholders
                                                            in the appendix
                                                            to the IP
                                                            Information
                                                            Statement**
                                                            ---------------

            Report of Independent Accountants                   A-10
            Consolidated Statements of Income for the
               three years ended December 31, 1996              A-11
            Consolidated Balance Sheets at
               December 31, 1996 and 1995                       A-12
            Consolidated Statements of Cash Flows for
               the three years ended December 31, 1996          A-13
            Consolidated Statements of Retained
               Earnings for the three years
               ended December 31, 1996                          A-13
            Notes to Consolidated Financial Statements      A-14 - A-31

** Incorporated by reference from the indicated pages of the 1996 Annual Report to Shareholders in the appendix to the IP Information Statement (See page 22 of this Form 10-K).


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

    (b) Reports on Form 8-K since September 30, 1996:

          Report filed on Form 8-K on January 29, 1997
               Other Events:  NRC informed IP via letter that it
                              viewed Clinton as having a declining
                              safety performance trend, but did not
                              place Clinton on its semiannual "watch
                              list".
          Report filed on Form 8-K on March 6, 1997
               Other Events:  Communication to the Financial
                              Community regarding the status of
                              Clinton outage.