Form 10-Q
period 1997-06-30
ILLINOVA CORP
filed 1997-08-14
CIK 914755

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          Form 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 30, 1997

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

Illinova Corporation     Common stock, no par value, 73,721,037
                         shares outstanding at July 31, 1997

Illinois Power Company   Common stock, no par value, 70,868,324
                         shares outstanding held by Illinova
                         Corporation at July 31, 1997




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

        FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
                            INDEX
                                                      PAGE NO.
Part I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Illinova Corporation

              Consolidated Balance Sheets               3 - 4
              Consolidated Statements of Income             5
              Consolidated Statements of Cash Flows         6

         Illinois Power Company

              Consolidated Balance Sheets               7 - 8
              Consolidated Statements of Income             9
              Consolidated Statements of Cash Flows        10

         Notes to Consolidated Financial Statements of
              Illinova Corporation and
              Illinois Power Company                  11 - 14

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations for Illinova Corporation
              and Illinois Power Company              15 - 20

Part II.  OTHER INFORMATION

 Item 1: Legal Proceedings                                 21

 Item 6: Exhibits and Reports on Form 8-K                  21

 Signatures                                           22 - 23

 Exhibit Index                                             24



               PART I.  FINANCIAL INFORMATION
                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial Statements)
                                        JUNE 30,   DECEMBER 31,
                                         1997         1996
                ASSETS                (Unaudited)
                                        (Millions  of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
    in progress of $197.0 million and
    $212.5 million, respectively)    $  6,406.5   $  6,335.4
 Gas (includes construction work
    in progress of $15.1 million and
    $21.2 million, respectively)          652.8        646.1
                                     ----------   ----------
                                        7,059.3      6,981.5
Less-Accumulated depreciation           2,497.0      2,419.7
                                     ----------   ----------
                                        4,562.3      4,561.8
Nuclear fuel in process                     5.8          5.3
Nuclear fuel under capital lease          111.9         96.4
                                     ----------   ----------
   Total utility plant                  4,680.0      4,663.5
                                     ----------   ----------
Investments and Other Assets              161.9        146.2
                                     ----------   ----------
Current Assets
 Cash and cash equivalents                 23.8         24.6
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                 144.5        138.8
   Other                                    90.5         62.0
 Accrued unbilled revenue                  100.0        106.0
 Materials and supplies, at average cost   126.6        113.2
 Prepayments and other                      44.8         24.1
                                      ----------   ----------
   Total current assets                    530.2        468.7
                                      ----------   ----------
Deferred Charges
 Deferred Clinton costs                    102.1        103.9
 Recoverable income taxes                  106.5        101.3
 Other                                     241.9        229.2
                                      ----------   ----------
   Total deferred charges                  450.5        434.4
                                      ----------   ----------
                                       $ 5,822.6   $  5,712.8
                                      ==========   ==========

                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial Statements)
                                           JUNE 30,  DECEMBER 31,
                                            1997        1996
CAPITAL AND LIABILITIES                 (Unaudited)
                                           (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 200,000,000 shares
  authorized; 75,681,937 shares issued,
  stated at                              $  1,425.7 $  1,425.7
 Less - Deferred compensation - ESOP           12.1       14.3
 Retained earnings                            261.7      233.0
 Less - Capital stock expense                   8.2        8.2
 Less - 518,600, and 0 shares of common stock
  in treasury, respectively, at cost           11.2         --
 Preferred stock of subsidiary                 96.2       96.2
 Mandatorily redeemable preferred stock of
  subsidiary                                  197.0      197.0
 Long-term debt                               100.0        --
 Long-term debt of subsidiary               1,648.0    1,636.4
                                        ----------  ----------
   Total capitalization                     3,697.1    3,565.8
                                         ----------  ----------
Current Liabilities
 Accounts payable                             232.9      166.7
 Notes payable                                250.9      387.0
 Long-term debt and lease obligations of
  subsidiary maturing within one year          52.0       47.7
 Other                                        136.7      146.6
                                        ----------  ----------
   Total current liabilities                  672.5      748.0
                                         ----------  ----------
Deferred Credits
 Accumulated deferred income taxes          1,083.6    1,034.9
 Accumulated deferred investment tax credits  212.1      215.5
 Other                                        157.3      148.6
                                        ----------  ----------
   Total deferred credits                   1,453.0    1,399.0
                                        ----------  ----------

                                         $  5,822.6 $  5,712.8
                                         ========== ==========

                    ILLINOVA CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
(See accompanying Notes to Consolidated Financial Statements)

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,                JUNE 30,
                                 1997       1996        1997        1996
                                               (Unaudited)
                                       (Millions except per share)
Operating Revenues:
 Electric                    $301.7     $282.6      $583.9      $561.3
 Electric interchange          53.5       33.6        80.1        65.5
 Gas                           60.1       49.5       224.1       185.6
 Diversified enterprises      127.6      7.7         225.2       14.1
                              ---------- ----------  ----------  ----------

   Total                      542.9      373.4       1,113.3     826.5
                              ---------- ----------  ----------  ----------

Operating Expenses:
 Fuel for electric plants     52.2       59.5        97.5        126.1
 Power purchased              45.6       13.3        81.4         23.1
 Gas purchased for resale     22.8       32.8       122.5        105.8
 Diversified enterprises     150.8       20.6       259.2         30.8
 Other operating expenses     63.6       53.3       123.0        119.0
 Maintenance                  30.5       24.3        50.2         44.8
 Depreciation & amortization  49.3       48.3        98.3         96.4
 General taxes                33.0       31.6        71.7         69.4
                              ---------- ----------  ----------  ----------

   Total                      447.8      283.7       903.8       615.4
                              ---------- ----------  ----------  ----------

Operating Income              95.1       89.7        209.5       211.1

                              ---------- ----------  ----------  ----------

Other Income and Deductions:
  Miscellaneous-net           (0.5)      6.7         (1.5)       (7.2)
  Equity earnings in           2.4       2.4          6.4         5.1
    subsidiaries              ---------- ----------  ----------  ----------

    Total                     1.9        9.1         4.9         (2.1)
                              ---------- ----------  ----------  ----------

Income Before Interest
Charges and Income Taxes      97.0       98.8        214.4       209.0
                              ---------- ----------  ----------  ----------

Interest Charges:
  Interest expense            34.1       33.7        70.5        67.7
  Allowance for borrowed
    funds used during
    construction             (1.3)      (1.9)       (2.7)       (3.6)
  Preferred dividend
     requirements of
     subsidiary                5.4        5.7         10.9        11.3
                              ---------- ----------  ----------  ----------

   Total                      38.2       37.5        78.7        75.4
                              ---------- ----------  ----------  ----------

Income Before Income Taxes    58.8       61.3        135.7       133.6
Income Taxes                  27.4       24.6         60.3        53.6
                              ---------- ----------  ----------  ----------

Net Income                     31.4        36.7        75.4        80.0
  Carrying amount under
    consideration paid for
    redeemed preferred
    stock of subsidiary         -          (0.5)       -           (0.5)
                              ----------  ----------   ----------  ----------

Net Income Applicable to
 Common Stock                $31.4       $36.2        $75.4       $79.5
                              ========== ==========  ==========  ==========

Earnings per common share      $0.42      $0.48       $1.00       $1.05
Cash dividends declared per
  common share                 $0.31      $0.28       $0.62       $0.56
Cash dividends paid per
common share                   $0.31      $0.28       $0.62       $0.56
Weighted average number of
  common shares outstanding
  during period               75,648,456 75,681,937  75,665,104   75,678,225

                    ILLINOVA CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                         1997           1996
                                            (Unaudited)
                                       (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $    75.4       $   79.5
 Items not requiring cash, net         132.2          114.8
 Changes in assets and liabilities     (18.0)          12.6
                                    --------       --------
 Net cash provided by operating
   activities                          189.6          206.9
                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures             (67.6)         (86.9)
 Other investing activities            (23.2)         (56.5)
                                    --------       --------
 Net cash used in investing
   activities                          (90.8)        (143.4)
                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on common stock             (46.8)         (42.4)
 Exercise of stock options              --              1.1
 Repurchase of common stock            (11.2)          --
  Redemptions -
  Short-term debt                     (188.5)        (303.0)
  Long-term debt of subsidiary        (150.2)         (74.1)
  Preferred stock of subsidiary         --            (21.2)
 Issuances -
  Short-term debt                       52.4          284.9
  Long-term debt                       250.0           --
  Preferred stock of subsidiary         --            100.0
  Other financing activities            (5.3)           1.9
                                   ---------      ---------
 Net cash used in financing
  activities                           (99.6)         (52.8)
                                    ---------      ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                       (.8)          10.7
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                  24.6           11.3
                                    ---------      ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                 $    23.8      $    22.0
                                    =========      =========


                   ILLINOIS POWER COMPANY
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial Statements)
                                          JUNE 30,   DECEMBER 31,
                                            1997         1996
ASSETS                                  (Unaudited)
                                            (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
  in progress of $197.0 million and
     $212.5 million, respectively)  $   6,406.5    $  6,335.4
 Gas (includes construction work
  in progress of $15.1 million and
     $21.2 million, respectively)         652.8         646.1
                                    ------------ ------------
                                        7,059.3       6,981.5
Less-Accumulated depreciation           2,497.0       2,419.7
                                    ------------ ------------
                                        4,562.3       4,561.8
Nuclear fuel in process                     5.8           5.3
Nuclear fuel under capital lease          111.9          96.4
                                    ------------ ------------
   Total utility plant                  4,680.0       4,663.5
                                    ------------ ------------
Investments and Other Assets                6.9          14.5
                                    ------------ ------------
Current Assets
 Cash and cash equivalents                 20.4          12.5
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                144.5         138.8
   Other                                   14.4          51.1
 Accrued unbilled revenue                 100.0         106.0
 Materials and supplies,
  at average cost                         125.8         112.2
 Prepayments and other                     41.6          23.7
                                   ------------ ------------
   Total current assets                   446.7         444.3
                                    ------------ ------------
Deferred Charges
 Deferred Clinton costs                   102.1         103.9
 Recoverable income taxes                 106.5         101.3
 Other                                    250.6         241.0
                                   ------------ ------------
   Total deferred charges                 459.2         446.2
                                    ------------ ------------
                                   $    5,592.8  $    5,568.5
                                    ============ ============




                   ILLINOIS POWER COMPANY
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial Statements)
                                         JUNE 30,     DECEMBER 31,
                                           1997          1996
CAPITAL AND LIABILITIES                 (Unaudited)
                                           (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 100,000,000 shares
  authorized; 75,643,937 shares
  issued, stated at                $    1,424.6  $    1,424.6
 Retained earnings                        294.7         245.9
 Less - Capital stock expense               8.2           8.2
 Less - 4,775,613 and 3,410,897
   shares of common stock in treasury,
   respectively, at cost                  113.7          86.2
 Preferred stock                           96.2          96.2
 Mandatorily redeemable preferred stock   197.0         197.0
 Long-term debt                         1,648.0       1,636.4
                                   ------------ ------------
   Total capitalization                 3,538.6       3,505.7
                                    ------------ ------------
Current Liabilities
 Accounts payable                         151.6         149.7
 Notes payable                            250.9         310.0
 Long-term debt and lease
  obligations maturing
  within one year                          52.0          47.7
 Other                                    132.1         148.1
                                   ------------ ------------
   Total current liabilities              586.6         655.5
                                    ------------ ------------
Deferred Credits
 Accumulated deferred income taxes      1,098.2       1,048.0
 Accumulated deferred investment
  tax credits                             212.1         215.5
 Other                                    157.3         143.8
                                   ------------ ------------
   Total deferred credits               1,467.6       1,407.3
                                    ------------ ------------
                                   $    5,592.8  $    5,568.5
                                    ============ ============


                       ILLINOIS POWER COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME
   (See accompanying Notes to Consolidated Financial Statements)

                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
                               1997     1996            1997        1996
                                             (Unaudited)
                                       (Millions of Dollars)
Operating Revenues:
 Electric                 $301.7      $282.6       $583.9      $561.3
 Electric interchange       53.5        33.6         80.1        65.5
 Gas                        60.1        49.5        224.1       185.6
                           ----------  ----------  -----------  ----------    --

 Total                     415.3        365.7       888.1       812.4
                           ---------- ----------  -----------   ----------    --


Operating Expenses and
Taxes:
 Fuel for electric plants   52.2        59.5         97.5        126.1
 Power purchased            45.6        13.3         81.4         23.1
 Gas purchased for resale   22.8        32.8        122.5        105.8
 Other operating expenses   63.6        53.3        123.0        119.0
 Maintenance                30.5        24.3         50.2         44.8
Depreciation & amortization 49.3        48.3         98.3         96.4
 General taxes              33.0        31.6         71.7         69.4
 Income taxes               35.7        27.7         72.0         64.8
                            ---------- ----------  ----------- ----------

   Total                    332.7       290.8        716.6       649.4
                            ---------- ----------  ----------- ----------     --

Operating Income             82.6        74.9        171.5       163.0
                            ---------- ----------- ---------- ----------

Other Income and             (0.2)        5.6         (1.4)       (1.3)
Deductions, Net             ----------  ----------   ----------  -----------

Income Before Interest       82.4        80.5         170.1       161.7
Charges                     ----------  ----------   ----------  -----------

Interest Charges and Other:
  Interest expense           32.3        33.7          66.4        67.5
  Allowance for borrowed
    funds used during
    construction             (1.3)       (1.9)        (2.7)       (3.6)
                           ----------  ----------   ----------  -----------


   Total                      31.0       31.8         63.7        63.9
                            ----------  ----------   ----------  -----------

Net Income                    51.4       48.7        106.4        97.8
  Less-Preferred dividend
    requirements               5.4        5.7         10.9        11.3
  Plus-Carrying amount
    under consideration
    paid for redeemed
    preferred stock            -         (0.5)         -          (0.5)
                            ----------  ----------   ----------  -----------
Net Income applicable to
  common stock              $ 46.0     $ 42.5       $ 95.5      $ 86.0
                            ==========  ==========   ==========  ===========


                   ILLINOIS POWER COMPANY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Consolidated Financial Statements)

                                       SIX MONTHS ENDED
                                           JUNE 30,
                                      1997          1996
                                         (Unaudited)
                                    (Millions of Dollars)
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                    $106.4         $ 97.8
  Items not requiring cash, net  133.7          120.7
  Changes in assets and
    liabilities                  (14.5)         (1.2)
                                 -------------  ------------
  Net cash provided by
   operating activities          225.6          217.3
                                 -------------  ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Construction expenditures      (67.6)         (86.9)
  Other investing activities      --              1.8
                                 -------------  ------------

 Net cash used in investing      (67.6)         (85.1)
    activities                   -------------  ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Dividends on preferred and
common stock                     (58.0)         (51.4)
Repurchase of common stock       (27.5)         (18.9)
Redemptions -
    Short-term debt              (111.5)       (303.0)
    Long-term debt               (150.2)        (74.1)
    Preferred stock              --             (21.2)
  Issuances
    Short-term debt                52.4         238.9
    Long-term debt                150.0          --
    Preferred Stock              --             100.0

  Other financing activities     (5.3)          1.9
                                 -------------  ------------
Net cash used in financing       (150.1)        (127.8)
activities                       -------------  ------------

NET CHANGE IN CASH AND CASH
EQUIVALENTS                      7.9            4.4
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                12.5           4.3
                                 -------------  ------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                      $20.4          $8.7
                                 =============  ============



       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

    Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission (SEC). However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See the consolidated financial statements and the accompanying notes in Illinova's 1996 Annual Report to Shareholders (included in the Proxy Statement), the consolidated financial statements and the accompanying notes in IP's 1996 Annual Report to Shareholders (included in the Information Statement), Illinova's and IP's 1996 Form 10-K filings to the SEC, and Illinova's and IP's Report on Form 10-Q for the quarter ended March 31, 1997, for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

    In the opinion of Illinova, the accompanying unaudited consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996, the Consolidated Statements of Income for the three months and six months ended June 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996. In addition, it is Illinova's and IP's opinion that the accompanying unaudited consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996, the Consolidated Statements of Income for the three months and the six months ended June 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.


    The consolidated financial statements of Illinova include the accounts of Illinova, IP, Illinova Generating Company (IGC), Illinova Insurance Company (IIC), and Illinova Energy Partners, Inc. (IEPI). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the sections titled "Diversified enterprises", "Interest expense", "Income taxes" and "Other Income and Deductions, Net" in Illinova's Consolidated Statements of Income. This represents a format change to Illinova's Consolidated Statements of Income and subsequent reclassification of 1996 and previously stated 1997 amounts to conform to the new presentation.

     The consolidated financial statements of IP include the accounts of Illinois Power Capital, L.P. and Illinois Power Financing I (IPFI). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled "Other Income and Deductions, Net" in IP's Consolidated Statements of Income.

     IP's consolidated financial position and results of operations are currently the principal factors affecting
Illinova's consolidated financial position and results of operations.


REGULATORY AND LEGAL MATTERS
     OPEN ACCESS AND COMPETITION

     IP continues to work with other interested parties in the state on proposed legislation entitled the "Electric Service Customer Choice and Rate Relief Law of 1997". IP believes this legislation, as currently drafted (Senate Bill
55), will provide an orderly transition to direct access for all customers, and balance financial stability for current utility providers with customer choice.

     Currently, Senate Bill 55 guarantees IP's residential customers a ten percent decrease in electric rates beginning January 1998 and an additional five percent decrease effective in October 2000. Customers with demand at a single site greater than 4 MW could choose their electric generation supplier ("direct access") starting October 1999. Customers with at least ten sites with at least 9.5 MW in total demand could also have direct access starting October 1999. Direct access for the remaining non-residential customers would occur in two phases: one-third in October 1999 and two-thirds on December 31, 2000. Direct access for residential customers would be phased in in three stages:
10 percent in October 2000, 30 percent in 2001, and 60 percent in 2002. Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, Senate Bill 55 is designed to protect the financial integrity of electric utilities in at least three ways: 1) departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer, adjusted to deduct delivery charges the utility will continue to receive from the customer, the market value of the freed-up energy, and a mitigation factor to place some responsibility for stranded cost mitigation on shareholders; 2) utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds; and 3) there is a provision for seeking rate relief in the event that the change in law leads to the Company's interest and preferred dividend coverage ratio falling below a
specified minimum based on a prescribed test.   The extent
to which revenues are lowered will depend on a number of factors including future market prices for wholesale and retail energy, and load growth and demand levels in the current IP service territory. The impact on net income will depend on a number of factors including the ongoing costs of doing business.

     On May 30, the Illinois House of Representatives voted to approve Senate Bill 55 and forwarded the bill to the Senate for consideration. The bill is expected to go to the Senate in the fall veto sessions scheduled for October 28-30 and November 12-14. Although Senate Bill 55 was approved by a wide margin in the House, action on the bill by the Senate cannot be predicted.

    IP currently prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain assets on their balance sheets representing costs they reasonably expect to recover from customers, through inclusion of such costs in their future rates. The SEC has raised the issue of continued qualification to report under FAS 71 for utilities in states that have changed their utility laws to introduce competition, even if the legislation provides for a transition to full competition and for stranded cost recovery. The Emerging Issues Task Force of the Financial Accounting Standards Board (Task Force) concluded its deliberations regarding application of FAS 71 accounting for regulatory transition plans at its July 24 meeting. Their decision will require the discontinuance of FAS 71 accounting at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. However, the Task Force further concluded that regulatory assets associated with a deregulated business segment which will be recovered through tariffs charged to customers of a regulated business segment should be associated with the regulated segment from which the future cash recovery is expected (not the segment from which the costs originated), and can therefore continue to be carried on the regulated entity's balance sheet. In addition, the Task Force concluded that regulatory assets that may arise after the date of enactment of deregulation legislation are also eligible for regulatory asset accounting on the regulated segment's balance sheet.

    Based on the provisions of Senate Bill 55 and projections of future cash flows, management believes that IP's regulatory assets which are currently associated with its generation segment would be recoverable through rates charged to transmission and distribution customers. In addition, management believes that the provisions of Sentate Bill 55 provide IP a means to recover a portion of its generating plant investment during a transition period in preparation for this business segment's entrance into a competitive marketplace. IP's ultimate ability to recover its full investment in generating plant will depend on the interaction of all the provisions of the bill, and future sales, expenses and cash flows. If regulatory reform legislation substantially different from Senate Bill 55 is passed in Illinois, management will assess the provisions of the new law to determine its impact on the recoverability of regulatory assets and plant investment currently associated with its generation segment.


     MANUFACTURED GAS PLANT SITES

     IP's liability for Manufactured Gas Plant (MGP) site remediation is $68.6 million. This amount represents IP's best estimate of its remaining costs to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics of each site, IP is not able to determine its ultimate liability for remediation. IP is recovering MGP site cleanup costs from its customers through tariff riders approved by the ICC in March 1996. In anticipation of full recovery of MGP site costs, IP has recorded a regulatory asset equivalent to its liability.

     IP is continuing settlement discussions with its insurance carriers regarding the recovery of estimated MGP site remediation costs. Settlement agreements have been reached with several carriers, and settlement negotiations with other carriers are ongoing. Litigation related to a lawsuit filed by IP in October 1995 seeking a declaratory judgment and damages regarding insurance coverage for four
MGP sites is in progress. The trial has been scheduled for January 1998. Any insurance recoveries received will cause the regulatory asset to be reduced by the amount of the recovery.


TREASURY STOCK

     On June 10, 1997, the Illinova Board of Directors approved the repurchase of up to four million shares of its common stock. The shares may be acquired in the open market through private negotiations and other transactions in conformity with the rules of the SEC. Illinova has repurchased 518,600 shares of its common stock in the open market through June 30, 1997, at a cost of $11.2 million.
All repurchased shares are held as treasury stock and are deducted from common equity at the cost of the shares purchased.

     IP repurchased 201,194 shares of its common stock from Illinova on March 30, 1997, at a cost of $4.3 million and 1,163,522 shares on June 30, 1997, at a cost of $23.2 million. Through June 30, 1997, IP has purchased a total of 4,775,613 shares of its common stock, all of which are held as treasury stock and are deducted from common equity at the cost of the shares purchased.


       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Notes to the Consolidated
Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations presented in Illinova's 1996 Annual Report to Shareholders
(included in the Proxy Statement), the Consolidated
Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations presented in IP's 1996 Annual Report to Shareholders
(included in the Information Statement), and Illinova's and IP's Form 10-K for the year ended December 31, 1996, and
Illinova's and IP's Report on Form 10-Q for the quarter ended March 31, 1997.


ILLINOVA SUBSIDIARIES

     IP is the primary business and subsidiary of Illinova and engages in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois.

     IGC is a wholly-owned independent power subsidiary of Illinova and invests in energy supply projects throughout the world. IGC's strategy is to invest in and develop
"greenfield" power plants, acquire existing generation facilities and provide power plant operations and maintenance services.

     IEPI is a wholly-owned subsidiary of Illinova formed in May 1996. IEPI develops and markets energy-related services to the unregulated energy market throughout the United
States and engages in the brokering and marketing of electric power and gas.

     IIC is a wholly-owned subsidiary of Illinova and was licensed by the State of Vermont as a captive insurance company in August 1996. The primary business of IIC is to insure certain risks of Illinova and its subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

     Cash flows from operations during the first six months of 1997 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and all of IP's construction requirements. Additionally, Illinova expects 1997 cash flows will enable it to meet operating requirements and continue to service IP's existing debt, IP's preferred and Illinova's common stock dividends, IP's sinking fund requirements and IP's anticipated construction requirements. IP periodically repurchases shares of its common stock from Illinova to provide Illinova cash for operations, in accordance with authority granted by the ICC. For more information, see "Treasury Stock" of the "Notes to Consolidated Financial Statements" on page 13 of this report.

     On April 10, 1997, IP issued $150 million of Adjustable Rate Pollution Control Revenue Refunding Bonds, due April 1, 2032. The proceeds were used on June 2, 1997, to retire $150 million of IP's 7 5/8% Pollution Control First Mortgage Bonds due 2016. IP issued a call notice on April 28, 1997, to retire the 7 5/8% bonds at a premium of 103. The transaction will allow IP to amend the 1943 Mortgage and Deed of Trust to be generally consistent with the 1992 General Mortgage Indenture and Deed of Trust.

     IP's capital requirements for construction were approximately $68 million and $87 million during the six months ended June 30, 1997 and 1996, respectively.

     Illinova and IP currently have total lines of credit represented by bank commitments of $150 million and $354 million, respectively. Both Illinova and IP have adequate short- and intermediate-term bank borrowing capacity. Currently, Illinova is reviewing additional financing alternatives to provide cash for operations and has remaining shelf authority with the SEC to issue $200 million in debt securities.

     Presently, IP's mortgage bonds are rated Baa1 by Moody's, BBB+ by Duff & Phelps, and BBB by Standard &
Poor's. IP's preferred stock is rated Baa2 by Moody's and BBB- by both Duff & Phelps and Standard & Poor's.
Illinova's $100 million senior notes issued February 5, 1997, have a rating of Baa3 and BBB- from Moody's and Standard & Poor's, respectively.


ACCOUNTING ISSUES

     IP is considering seeking regulatory approval to increase the rate at which its generation-related assets are expensed. Because, under current rulemaking, this change is viewed as discretionary, and subject to regulatory approval, the rate of such increase, if any, will be based on then current conditions and financial performance. The increase in expense could begin as early as the third quarter of 1997 and could amount to at least $400 million in the aggregate through the year 2001, and potentially more thereafter, depending on changes in regulation, the marketplace and financial performance. This reduction in the net book value of IP's generating assets should help position the Company to operate competitively and profitably in the changing business environment. This acceleration of expense would have a direct impact on earnings but not on cash flow.

     If Senate Bill 55 is enacted in substantially its current form, an acceleration in the rate at which any utility-owned assets are expensed can be undertaken without regulatory approval provided such changes are consistent with generally accepted accounting principles. Under this legislation, up to an aggregate of $1 billion in expense could be accelerated through the year 2008.

     For further information on accounting issues, see "Open
Access and Competition" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page
12 of this report.


REGULATORY MATTERS
     ASSUMPTION OF CLINTON POWER STATION FROM SOYLAND

     On March 13, 1997, the Nuclear Regulatory Commission
(NRC) issued an order approving transfer of the Clinton Power Station (Clinton) operating license related to Soyland Power Cooperative's (Soyland) 13.21% ownership, to IP, in connection with the transfer from Soyland to IP of all of Soyland's interest in Clinton pursuant to an agreement reached in 1996. Soyland's title to the plant and directly related assets such as nuclear fuel were transferred to IP on May 1, 1997. Soyland's nuclear decommissioning trust assets were transferred to IP on May 19, 1997, consistent with IP's assumption of all of Soyland's ownership obligations including those related to decommissioning. On February 21, 1997, and as updated on May 28, 1997, IP filed with the Federal Energy Regulatory Commission (FERC) an amended Power Coordination Agreement (PCA) between Soyland and IP entered into in furtherance of the transfer. FERC approved the amended PCA on July 25, 1997. The Agreement obligates Soyland to purchase all of its capacity and energy needs from IP for at least ten years.

     SOYLAND PCA

     The amended and restated PCA provides that a contract cancellation fee will be paid by Soyland to IP in the event that a Soyland Cooperative member terminates its membership from Soyland. On May 31, 1997, three distribution cooperative members terminated their membership by buying out of their respective long-term wholesale power contracts with Soyland. This action resulted in Soyland paying a fee of $20.8 million to IP in the second quarter. Fee proceeds of $2.3 million will be used to offset the costs of acquiring Soyland's share of Clinton with the remaining
$18.5 million recorded as interchange revenue.


     OPEN ACCESS AND COMPETITION

     See "Open Access and Competition" under "Regulatory and
Legal Matters" of the "Notes to Consolidated Financial
Statements" on page 12 of this report.


ENVIRONMENTAL MATTERS
     GAS MANUFACTURING SITES

     See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial
Statements" on page 13 of this report.

     NITROGEN OXIDE

     Regulators are continuing to examine potential approaches for compliance with current federal ozone level requirements impacted by nitrogen oxide (NOx) emissions. A regulatory initiative by the Ozone Transport Assessment
Group (OTAG) to examine recommendations on reducing the amount of ozone allegedly transported to the eastern United
States released its findings in June 1997. In addition to fuel and vehicle emission suggestions, OTAG recommended the United States Environmental Protection Agency (USEPA) consider drastic cuts in midwestern utility NOx emissions.
The USEPA is expected to initiate a rulemaking in September
1997. By the year 2007, utilities are expected to install additional NOx controls. Legislative action implementing the initiative's findings could have a material adverse impact on the financial position of Illinova and IP.


CLINTON POWER STATION

     On September 6, 1996, leakage at a recirculation pump seal caused IP operations personnel to shut down Clinton.
Clinton has not resumed operation because of, among other things, a refueling, implementation of a new transformer design, equipment performance problems, and the need to maintain strict compliance with thousands of interrelated procedures. While management now expects that Clinton may start up in August, the electrical, mechanical, and nuclear engineering aspects of such a power plant are complex, and this complexity, combined with a regulatory and managerial intolerance of procedural non-compliance, makes accurate predictions on start-up difficult, and the length of the ongoing outage uncertain.

     On June 10, 1997, the NRC notified IP that violations found during five assessments of Clinton's operations would result in a $450,000 fine. The violations were found during assessments of the reactor recirculation pump seal failure, operations and engineering activities supporting operations, Division III emergency diesel generator inoperability, feedwater containment isolation check valve inoperability, and the radiation protection program.

     On June 25, 1997, the NRC requested a diagnostic inspection of Clinton to diagnose both strong and weak areas at the plant and document the effect of recent corrective actions on employee performance. This inspection is a result of the NRC's semi-annual update that named Clinton among plants with declining performance. The Institute of Nuclear Power Operations will help IP select a team of independent inspectors from the nuclear industry to do the study. The evaluation likely will begin in late August, and should take about six weeks to complete. The impact of this study on operations, and on start-up, is uncertain.


WOOD RIVER POWER STATION

     On December 18, 1996, the control and computer rooms for Wood River units 4 and 5 were damaged by an in-plant fire. Unit 4 was returned to service on June 14, 1997. The current estimate for Unit 5 returning to service is late September 1997. The cost associated with restoring the units to service is not expected to have a material adverse impact on Illinova and IP.


POWER SUPPLY AND RELIABILITY

     Electricity has been in short supply throughout Illinois and Wisconsin this summer because of an unusually high number of plant outages in this region. IP has purchased replacement power, and has secured generation and transmission capacity in order to minimize disruptions in service. Recovery of the added energy and transmission expense so incurred is subject to ICC approval in the annual reconciliation of the Uniform Fuel Adjustment Clause (UFAC) cost recovery mechanism, and a disallowance of such costs could have a material adverse impact. IP has also incurred additional expense by reactivating older power plants in cold storage and upgrading electric transmission facilities to maintain reliability.


RESULTS OF OPERATIONS

          THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Electric Operations - Electric revenues for the second quarter of 1997 increased $19.1 million (a 6.7% increase) compared to the second quarter of 1996. An increase in UFAC recoveries accounted for $18.6 million of the increase in revenues. In addition, electric interchange sales increased $19.9 million primarily due to the receipt of an opt-out fee from Soyland per the amended PCA. For more information, see "Soyland PCA" under "Regulatory Matters" of the "Management's Discussion and Analysis" on page 17 of this report. Power purchased increased $32.3 million and fuel for electric plants decreased $7.3 million due to lower equivalent availability at nuclear and fossil facilities. These factors combined to create a net increase in electric margin of $14.0 million for the quarter.

     Cooling degree days decreased approximately 72% during the second quarter of 1997 compared to the same time frame in 1996, resulting in a 9.5% decrease in kilowatt hour (kwh) sales to the temperature-sensitive residential market.
Sales to the industrial and commercial markets remained relatively stable.

     The equivalent availability of Clinton was 0.0% and 92.4% for the three months ended June 30, 1997 and 1996, respectively. Clinton was unavailable in the second quarter of 1997 due to the continued outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 68.3% and 79.6% for the three months ended June 30, 1997 and 1996, respectively. The lower equivalent availability for the fossil plants in 1997 was primarily due to the fire and subsequent shut-down of the Wood River fossil station in December 1996 and the scheduled 44 day maintenance outage of Baldwin Unit 1.

     Gas Operations - Gas revenues increased $10.6 million (21.5%) although total therm sales (excluding transport) decreased approximately 24 million (23%) during the second quarter of 1997 compared to the same period last year. This increase in gas revenues was primarily due to higher prices ($25.3 million) resulting from increases in the cost of gas and collection of prior period underrecoveries. This increase was partially offset by lower sales volumes ($15.2 million). For the quarter, gas costs decreased $10.0 million largely due to a decrease in therms delivered to the system as a result of milder weather.

     Operation and Maintenance Expense - The current quarter increase of $16.5 million dollars is primarily due to operating and maintenance expenses associated with the Clinton outage. In addition, the fossil plants have incurred more expenses this quarter than the same period a year ago due to start-up costs and alternative fuel modifications.

     Diversified enterprises revenues increased $119.9 million for the second quarter of 1997 due to increased activity at IEPI (formerly Illinova Power Marketing, Inc.). However, diversified enterprises expenses increased $130.2 million which offsets the growth in revenues. IEPI buys and sells electricity in the Western region of the United States. In the normal course of doing business, IEPI is required to incur price exposure on the electricity bought or sold. Where the markets allow, IEPI hedges such exposure through the use of electricity futures contracts or through swaps with qualified counterparties. During 1996, IEPI entered into electricity purchase and sale contracts with delivery commencing in 1997. In June 1997, IEPI recognized a loss of $13.8 million related to these contracts.

     Miscellaneous - Net - The increase in deductions of
$7.2 million is largely a result of a second quarter 1996 change in an estimate relating to accruals previously established for the planned disposition of property.

     Earnings per Common Share - The earnings per common share for Illinova during the second quarter of 1997 and 1996 resulted from the interaction of all of the factors discussed herein.

           SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Electric Operations - Electric margin increased $7.4 million for the first six months of 1997 compared to the same time frame in 1996. Electric revenues increased $22.6 million as a result of an increase to the UFAC of $26.5 million. In addition, electric interchange sales increased $14.6 million primarily due to the receipt of an opt-out fee from Soyland per the amended PCA. For more information, see "Soyland PCA" under "Regulatory Matters" of the "Management's Discussion and Analysis" on page 17 of this report.

     Cooling degree days decreased 72% for the six month period which resulted in a 5% decrease in kwh sales to the temperature-sensitive residential market. There was also a 2.8% decrease in industrial kwh sales that partially offset the UFAC increase. Industrial sales decreased due to certain industrial customers purchasing electricity from suppliers other than IP as part of an open-access experiment that began in late April 1996. Sales to the commercial market remained stable.

     The equivalent availability of Clinton was 0% and 96.1% for the six months ended June 30, 1997 and 1996, respectively. Clinton was unavailable for the first six months of 1997 due to the extended outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 69% and 81.8% for the six months ended June 30, 1997 and 1996, respectively. The decreased availability is due to the fire and subsequent shut-down of Wood River fossil station in December 1996 and the scheduled 44 day maintenance outage of Baldwin Unit 1.

     Gas Operations - Gas revenues increased $38.5 million in the first half of 1997. The increase in gas revenues was primarily due to significantly higher Purchased Gas Adjustment (PGA) revenues ($35.1 million), resulting from increases in the cost of gas and collection of prior period underrecoveries. This increase more than offset the decrease caused by lower sales volumes. Therm sales decreased a total of 15.8% (66.7 million therms). This decrease represents a 12.1% (31.3 million) decrease in therm sales to the residential sector, a 9.2% (9.9 million) decrease in therm sales to the commercial sector, and a 44.8% (25.5 million) decrease to the industrial market. Therms transported increased 41.8% (51.6 million) resulting in a $1.9 million increase for the first six months compared to last year. Gas purchased for resale increased $16.7 million during the first six months of 1997. Gas costs increased due to higher prices charged by suppliers ($8.4 million) and the amortization of prior period underrecoveries ($26.0 million). This increase was partially offset by $17.7 million due to a decrease in the amount of therms purchased and reduced storage costs.

     Operation and Maintenance Expense - The increase of
$9.4 million is primarily due to increased company and contractor labor at the fossil and nuclear plants due to scheduled and unscheduled outages. These expenses were partially offset by a decrease in customer accounts expenses.

     Miscellaneous - Net - The decrease in deductions of
$5.7 million is primarily a result of 1996 accruals recorded for the planned disposition of property.

     Earnings per Common Share - The earnings per common share for Illinova during the first six months of 1997 and 1996 resulted from the interaction of all other factors discussed herein.


PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings

     See "Notes to Consolidated Financial Statements" in
Part I for a discussion of certain legal proceedings related to manufactured gas plant sites.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

                The Exhibits filed with this 10-Q are listed on the Exhibit Index.

     (b)       Reports on Form 8-K since March 31, 1997:

               None.



               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOVA CORPORATION
                                        (Registrant)



                                   By  /s/ Leah Manning Stetzner
                                      ----------------------
                                     Leah Manning Stetzner,
                                     General Counsel and
                                     Corporate Secretary
                                     on behalf of
                                     Illinova Corporation



Date:  August 13, 1997



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOIS POWER COMPANY
                                        (Registrant)



                                   By  /s/ Leah Manning Stetzner
                                      ----------------------
                                     Leah Manning Stetzner,
                                     Vice President, General
                                     Counsel, and Corporate
                                     Secretary on behalf of
                                     Illinois Power Company



Date:  August 13, 1997




                        EXHIBIT INDEX


                                                   PAGE  NO. WITHIN
                                                  SEQUENTIAL NUMBERING
EXHIBIT           DESCRIPTION                           SYSTEM


 27            Financial Data Schedule UT
               (filed herewith)