Form 10-K
period 1997-12-31
ILLINOVA CORP
filed 1998-03-11
CIK 914755

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-K



[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the Fiscal Year Ended December 31, 1997

                                       Or

[    ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


        For the transition period from      to



                        Registrant, State of
                        Incorporation, Address
Commission              of Principal Executive                   I.R.S. Employer
File Number             Offices and Telephone Number          Identification No.


1-11327                 ILLINOVA CORPORATION                        37-1319890
                        (an Illinois Corporation)
                        500 S. 27th Street
                        Decatur, IL  62521
                        (217) 424-6600



1-3004                  ILLINOIS POWER COMPANY                      37-0344645
                        (an Illinois Corporation)
                        500 S. 27th Street
                        Decatur, IL  62521
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

New mortgage bonds
6 1/8% Series due 2000                                   6 3/4% Series due 2005
5.625% Series due 2000                                       8% Series due 2023
6 1/2% Series due 2003                                   7 1/2% Series due 2025

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

                          Illinova Corporation    [X]
                          Illinois Power Company  [X]

      The aggregate market value of the voting common stock held by non-affiliates of Illinova Corporation at February 28, 1998, was approximately $2.0 billion. Illinova Corporation is the sole holder of the common stock of Illinois Power Company. The aggregate market value of the voting preferred stock held by non-affiliates of Illinois Power Company at February 28, 1998, was approximately $46 million. The determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrants are not bound by this determination for any other purpose.

      The number of shares of Illinova Corporation Common Stock, without par value, outstanding on February 28, 1998, was 71,701,937.

      The number of shares of Illinois Power Company Common Stock, without par value, outstanding on February 28, 1998, was 66,215,292, all of which is owned by Illinova Corporation.

                    Documents Incorporated by Reference

1. Portions of the 1997 Annual Report to Shareholders of Illinova Corporation in the appendix to the Illinova Corporation Proxy Statement.

                    (Parts I, II, III and IV of Form 10-K)

2. Portions of the 1997 Annual Report to Shareholders of Illinois Power Company in the appendix to the Illinois Power Company Information Statement.
                     (Parts I, II, III and IV of Form 10-K)

3.   Portions of the Illinova 1997 Proxy Statement.

                    (Part III of Form 10-K)

4.   Portions of the Illinois Power 1997 Information Statement.

                    (Part III of Form 10-K)

                              ILLINOVA CORPORATION

                             ILLINOIS POWER COMPANY

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1997

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

                                TABLE OF CONTENTS

Part I                                                                   Page

            Item 1. Business                                              6
                       General                                            6
                             Open Access and Competition                  7
                             Customer and Revenue Data                    8
                             Accounting Matters                           9
                             Dividends                                    9
                       IP Electric Business                               9
                             Overview                                     9
                             Soyland Power Cooperative, Inc.             10
                             Fuel Supply                                 11
                             Construction Program                        13
                             Clinton Power Station                       14
                               General                                   14
                               Decommissioning Costs                     15
                             Accounting Matters                          15
                       IP Gas Business                                   16
                             Gas Supply                                  16
                       Diversified Business Activities                   16
                       Environmental Matters                             17
                             Air Quality                                 17
                             Clean Air Act                               18
                             Global Warming                              18
                             Manufactured-Gas Plant Sites                18
                             Water Quality                               18
                             Other Issues                                19
                             Electric and Magnetic Fields                19
                             Environmental Expenditures                  19
                       Year 2000 Data Processing                         19
                       Research and Development                          20
                       Regulation                                        20
                       Executive Officers of Illinova Corporation        21
                       Executive Officers of Illinois Power Company      21
                       Operating Statistics                              22
            Item 2. Properties                                           22
            Item 3. Legal Proceedings                                    23
            Item 4. Submission of Matters to a Vote of
                    Security Holders                                     23

Part II

            Item 5. Market for Registrants' Common Equity
                    and Related Stockholder Matters                      24
            Item 6. Selected Financial Data                              24
            Item 7. Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                                24
            Item 8. Financial Statements and Supplementary
                      Data                                               25

            Item 9.  Changes in and Disagreements With
                      Accountants on Accounting and
                      Financial Disclosure                               25

Part III

            Item 10. Directors and Executive Officers of
                      the Registrants                                    26
            Item 11. Executive Compensation                              26
            Item 12. Security Ownership of Certain
                      Beneficial Owners and Management                   26
            Item 13. Certain Relationships and Related
                      Transactions                                       26

Part IV

            Item 14.       Exhibits, Financial Statement
                              Schedules, and Reports on Form 8-K         27


Signatures                                                               29

Exhibit Index                                                            31

                                     PART I

ITEM 1. Business
------
                                     General
                                     -------

         This report contains estimates, projections and other forward-looking statements that involve risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as: the outcome of state and federal regulatory proceedings affecting the restructuring of the electric and gas utility industries; the impacts new laws and regulations relating to restructuring, environmental, and other matters, have on Illinova and its subsidiaries; the effects of increased competition on the utility businesses; risks of owning and operating a nuclear facility; changes in prices and cost of fuel; factors affecting non-utility investments, such as the risk of doing business in foreign countries; construction and operation risks; and increases in financing costs.

         Illinois Power Company (IP) was incorporated under the laws of the State of Illinois on May 25, 1923.

         Illinova Corporation (Illinova) was incorporated under the laws of the State of Illinois on May 27, 1994 and serves as the parent holding company of four principal operating subsidiaries: IP, Illinova Generating Company (IGC), Illinova Energy Partners, Inc. (IEP), and Illinova Insurance Company (IIC). In May 1996, another Illinova subsidiary, Illinova Power Marketing, (IPMI), consolidated its business activities with those of Illinova Energy Services and with the non-regulated marketing activities of Illinova, in a new company named IEP. On April 1, 1997, IEP and IPMI merged. In the merger, IPMI was the surviving corporation and subsequently changed its name to IEP.

         IP is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. IP is affected by changes in the electric utility industry driven by regulatory and legislative initiatives to introduce competition and end monopoly franchises in at least the generation side of the business. One aspect of this change is "direct access," meaning giving customers the freedom to purchase electricity from suppliers they choose. In December 1997, electric regulatory restructuring legislation was enacted by the Illinois General Assembly and was signed by the Governor. For a more detailed discussion of these developments, refer to the "Open Access and Competition" section of this item.

         IP provides funds to Illinova for operations and investments. Illinova accrues interest due to IP on any borrowed funds at a rate equal to the higher of the rate that Illinova would have to pay if it used a currently outstanding line of credit, or IP's actual cost of the funds provided. At the end of each quarter, if needed, IP effects a common stock repurchase from Illinova by accepting shares having a market value equivalent to the amount of funds provided to Illinova during the quarter plus the accrued interest for the quarter. During 1997, IP provided approximately $122 million in funds to Illinova through this stock repurchase feature. IP also provides funds to Illinova in the form of cash dividends payable on the common stock of IP. In 1997, approximately $92 million in such dividends was declared and paid. For further information on IP common stock repurchases, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.

         IGC is Illinova's wholly-owned independent power subsidiary. IGC invests in energy-related projects throughout the world. For further discussion of IGC, see the "Diversified Business Activities" section later in this item.

         IEP is Illinova's wholly-owned subsidiary that engages in the brokering and marketing of electric power and gas and the development and sale of energy-related services. For further discussion of IEP, see the "Diversified Business Activities" section later in this item.

         IIC was licensed in August 1996 by the State of Vermont as a captive insurance company. The primary business of IIC is to insure the risks of the subsidiaries of Illinova and risks related to or associated with their business enterprises.

Open Access and Competition

         Competition has become a dominant issue for the electric utility industry. It has been promoted by federal legislation, starting with the Public Utility Regulatory Policies Act of 1978, which facilitated the development of co-generators and independent power producers. Federal promotion of competition continued with enactment of the Energy Policy Act of 1992, which authorized the Federal Energy Regulatory Commission (FERC) to mandate wholesale wheeling of electricity by utilities at the request of certain authorized generating entities and electric service providers. Wheeling is the transport of electricity generated by one entity over transmission and distribution lines belonging to another entity.

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

         Further competition may be introduced by state action, as has occurred in Illinois, or by federal regulatory action, although the Energy Policy Act currently precludes the FERC from mandating retail wheeling. Retail wheeling involves the transport of electricity to end-use customers. It is a significant departure from traditional regulation in which public utilities have a universal obligation to serve the public in return for protected service territories and regulated pricing designed to allow a reasonable return on prudent investment and recovery of operating costs.

         On December 16, 1997, Illinois Governor Edgar signed electric deregulation legislation, An Act in Relation to the Competitive Provision of Utility Services (House Bill 362). House Bill 362 guarantees IP's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and an additional 5 percent decrease effective on May 1, 2002. The rate decreases are expected to result in revenue reductions of approximately $40 million in 1998, approximately $80 million in each of the years 1999 through 2001 and approximately $100 million in 2002, based on current consumption. Customers with demand greater than 4 MW at a single site will be free to choose their electric generation suppliers ("direct access") starting October 1999. Customers with at least 10 sites which aggregate at least 9.5 MW in total demand also will have direct access starting October 1999. Direct access for the remaining non-residential customers will occur in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates, and remains obligated to provide delivery service to all at regulated rates. In 1999, rates for unbundled delivery services will be established in proceedings mandated by the legislation.

Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, House Bill 362 is designed to protect the financial integrity of electric utilities in three principal ways:

1) Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer, adjusted to deduct: a) delivery charges the utility will continue to receive from the customer, and b) the market value of the freed-up energy net of a mitigation factor, which is a percentage reduction of the transition charge amount. The mitigation factor is designed to provide incentive for management to continue cost reduction efforts and generate new sources of revenue;

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments; and

3) Utilities are permitted to seek rate relief in the event that the change in law leads to their return on equity falling below a specified minimum based on a prescribed test. Utilities are also subject to an "over-earnings" test which requires them, in effect, to share with customers earnings in excess of specified levels.

         The extent to which revenues are lowered will depend on a number of factors including future market prices for wholesale and retail energy, and load growth and demand levels in the current IP service territory. The impact on net income will depend on, among other things, the amount of revenues earned and the ongoing costs of doing business.

         Within the next several months, IP intends to seek Illinois Commerce Commission (ICC) approval for securitization financings up to $1.728 billion. It plans to issue the transitional funding instruments in two steps: 1) up to $864 million on or after August 1, 1998, and 2) the remainder on or after August 1, 1999. The transitional funding mechanism using securitized bonds as authorized in House Bill 362 is designed to provide these bondholders a prior claim on future IP revenue. This feature is intended to facilitate a favorable credit rating which should allow debt to be issued at an interest rate favorable to that currently available to IP. Proceeds would be used to refinance higher cost debt and reduce the capital structure through the purchase of outstanding equity.

                  For  related   discussion   of  accounting   implications   of
deregulation, see the "Accounting Matters" section under "IP Electric Business" in this item.

         In 1996, IP received approval from both the ICC and FERC to conduct an open access experiment beginning in 1996 and ending on December 31, 1999. The experiment allows certain industrial customers to purchase electricity and related services from other sources. Currently, 17 customers are participating in the experiment. Since its inception, the experiment has cost IP approximately $11.2 million in lost revenue net of avoided fuel cost and variable operating expenses. This loss was partially offset by selling the surplus energy and capacity on the open market and by $2.7 million in transmission service charges.

         Competition creates both risks and opportunities. At this time, the ultimate effect of competition on Illinova's consolidated financial position and results of operations is uncertain.

Customer and Revenue Data
-------------------------

         In 1997, approximately 57 percent and 14 percent of Illinova's operating revenues were derived from IP's sale of electricity and IP's sale and transportation of natural gas, respectively. Approximately 29 percent of Illinova's operating revenues came from its diversified enterprises in 1997. The territory served by IP comprises substantial areas in northern, central and southern Illinois, including ten cities with populations greater than 30,000 (1990 Federal Census data). IP supplies electric service at retail to an estimated aggregate population of 1,265,000 in 310 incorporated municipalities, adjacent suburban and rural areas, and numerous unincorporated communities and retail natural gas service to an estimated population of 920,000 in 257 incorporated municipalities and adjacent areas. IP holds franchises in all of the 310 incorporated municipalities in which it furnishes retail electric service and in all of the 257 incorporated municipalities in which it furnishes retail gas service. At February 10, 1998, IP served 577,322 active electric customers (billable meters) and 408,269 active gas customers (billable meters). These numbers do not include non-metered customers such as street lights. Sales of electricity and gas sales and transportation are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

         For more information, see "Note 13 - Segments of Business" on page a-30 and "Note 2 - Illinova Subsidiaries" on pages a-16 and a-17 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

         To the extent that information incorporated by reference herein appears identically in both the 1997 Annual Report to Shareholders of Illinova Corporation and the 1997 Annual Report to Shareholders of Illinois Power
Company, reference will be made herein only to the 1997 Annual Report to Shareholders of Illinova Corporation, and such reference will be deemed to include a reference to the 1997 Annual Report of Illinois Power Company.

Accounting Matters
------------------

         The Illinova consolidated financial statements include the accounts of Illinova Corporation, a holding company; IP, a combination electric and gas utility; IGC, a wholly-owned subsidiary that invests in energy-related projects and competes in the independent power market; IEP, a wholly-owned subsidiary that develops and markets energy-related services to the unregulated energy market; and IIC, a wholly-owned subsidiary whose primary business is to insure certain risks of Illinova and its subsidiaries.

         All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the sections titled "Diversified Enterprises", "Interest Expense", "Income Taxes", and "Other Income and Deductions", in Illinova's Consolidated Statements of Income.

         The IP consolidated financial statements include the accounts of Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner and Illinois Power Financing I, a statutory business trust in which IP serves as sponsor.

Dividends
---------

         On December 10, 1997, Illinova declared a quarterly common stock dividend at $.31 per share payable February 1, 1998. On February 11, 1998, Illinova declared a quarterly common stock dividend at $.31 per share payable May 1, 1998.


                              IP Electric Business
                              --------------------

Overview
--------

         IP supplies electric service at retail to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. Electric service at wholesale is supplied to numerous utilities and power marketing entities, as well as to the Illinois Municipal Electric Agency
(IMEA) as agent for 11 municipalities and to Soyland Power Cooperative, Inc. (Soyland) for resale to its member cooperatives. For additional information related to Soyland, see "Note 6 - Facilities Agreement" on page a-23 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference. In 1997, IP provided interchange power to 61 entities, including 37 power marketers.

         IP's highest system peak hourly demand (native load) in 1997 was 3,532,000 kilowatts on July 26, 1997. IP's record for peak load is 3,667,000 kilowatts, set on July 13, 1995.

         IP owns and operates generating facilities with a total net summer capability of 4,571,250 kilowatts. The generating capability comes from six major steam generating plants and three peaking service combustion turbine plants. See Item 2 "Properties" for further information.

         IP is a participant, together with Ameren - Union Electric Company (AmerenUE) and Ameren - Central Illinois Public Service Company (AmerenCIPS), in the Illinois-Missouri Power Pool which was formed in 1952. The Pool operates under an interconnection agreement which provides for the interconnection of transmission lines. This agreement has no expiration date, but any party may withdraw from the agreement by giving 36 months' notice to the other parties.

         IP, AmerenCIPS and AmerenUE have a contract with the Tennessee Valley Authority (TVA) providing for the interconnection of the TVA system with those of the three companies to exchange economy and emergency power and for other working arrangements. This contract has no expiration date, but any party may withdraw from the agreement by giving five years' written notice to the other parties.

         IP also has interconnections with Indiana-Michigan Power Company, Commonwealth Edison Company, Central Illinois Light Company, Mid-American Energy Corporation, Kentucky Utilities Company, Southern Illinois Power Cooperative, Electric Energy Inc. (EEI), Soyland, the City of Springfield, Illinois and the TVA.

         IP is a member of the Mid-America Interconnected Network, one of ten regional reliability councils established to coordinate plans and operations of member companies regionally and nationally.

         In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and implement the Midwest Independent Transmission System Operator, Inc. The goals of this joint undertaking are to: 1) put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) enhance regional reliability and 3) establish an entity that operates independently of any transmission owner(s) or other market participants thus furthering competition in the wholesale generation market, consistent with the objectives of the FERC's Transmission Open Access Notice of Proposed Rulemaking, Order No. 888. The parties have requested that the FERC rule on the joint filing by no later than September 1, 1998, in order to allow the participants to create the infrastructure needed to allow the independent system operator to become operational.

         In 1996, IP transferred through a dividend its 20% ownership of the capital stock of EEI to Illinova. Illinova's interest was transferred to IGC in 1996. EEI was organized to own and operate a steam electric generating station and related transmission facilities near Joppa, Illinois to supply electric energy to the U.S.
Department of Energy (DOE) for its project near Paducah, Kentucky.

Soyland Power Cooperative, Inc.
-------------------------------

         For discussion of the transfer to IP of Soyland's share of Clinton Power Station (Clinton) and the amended Power Coordination Agreement between Soyland and IP, see "Note 6 - Facilities Agreement" on page a-23 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Fuel Supply
-----------

         Coal was used to generate approximately 97% of the electricity produced by IP during 1997 with other fuels accounting for 3%. Based on current forecasts through 2002, after Clinton returns to service the percentages of generation attributable to nuclear fuel is projected to increase to as much as 31% while projected generation from coal will decline to about 69% during those years in which there is not a scheduled refueling outage for Clinton.

         IP's rate schedules contain provisions for passing through to its electric customers increases or decreases in the cost of energy provided to its native load customers under the Uniform Fuel Adjustment Clause (UFAC). Such costs include fuel and fuel transportation costs, emission allowance costs, DOE spent fuel disposal fees and costs of power purchased to serve native load. However, on March 6, 1998, IP made the ICC filing required for elimination of the UFAC. This will establish a new base fuel cost recoverable in IP's electric tariffs effective on the date of the filing. As provided in House Bill 362, the new base fuel cost is 1.287 cents per kwh, which is equal to 91 percent of IP's average prudent and allowable fuel and purchased power supply costs in the two most recent years for which the ICC has approved the level of recovery. Every year UFAC cost recoveries are audited by the ICC in a reconciliation proceeding in which they may be adjusted upward for actual costs not recovered, or downward through a disallowance of costs incurred. By opting out of the UFAC, IP eliminates exposure for potential disallowed replacement power costs for periods after December 31, 1996, as those years will no longer be subject to the ICC's annual reconciliation proceeding. This change will prevent IP from automatically passing through increases in cost and will expose IP to the risks and opportunities of price volatility in these areas. Prior to the elimination of the UFAC, under an IP petition approved by the ICC on September 29, 1997, fuel costs charged to customers were set at a maximum level of 1.291 cents per kwh until Clinton is back in service operating at least at a 65% capacity factor for two consecutive months. Whether electric energy costs will continue to be recovered in revenues from customers will depend on a number of factors, including the number of customers served, demand for electric service, and changes in fuel cost components. These variables may be influenced, in turn, by market conditions, availability of generating capacity, future regulatory proceedings, and environmental protection costs, among other things. For additional information see the information under the sub-captions "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on page a-15 and "Fuel Cost Recovery" of "Note 4 - Commitments and Contingencies" on page a-19 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

COAL - Coal is expected to be a major source of fuel for future generation. Through both long-term and short-term contracts, IP has obtained commitments for the major portion of future coal requirements. IP has new short-term contracts with two suppliers which last through 2000 and a third new contract which lasts through 2002. Contracts renegotiated in 1993 and 1994, which last through 1999 and 2010, are providing for the continued economic use of high sulfur Illinois coal while IP complies with Phase I of the Clean Air Act Amendments that became effective January 1, 1995. IP is currently evaluating its fuel options for compliance with Phase II of the Clean Air Act Amendments that becomes effective January 1, 2000.

         Spot purchases of coal in 1997 represented 9.0% of IP's total coal purchases. IP believes that it will be able to obtain sufficient coal to meet its future generating requirements. However, IP is unable to predict the extent to which coal availability and price may fluctuate in the future. Coal inventories on hand at December 31, 1997, represented a 20-day supply based on IP's average daily burn projections for 1998.

         IP continues to evaluate fuel options and alternate fuel delivery and unloading facilities for greater flexibility of fuel supplies. New rail unloading facilities at the Havana Station became operational in the spring of 1996. In addition, increased availability of nearby coal allowed for the return of year-round coal generation at the Vermilion Station in June 1997.

NUCLEAR - IP leases nuclear fuel from Illinois Power Fuel Company (Fuel Company). The Fuel Company, which is 50% owned by IP, was formed in 1981 for the purpose of leasing nuclear fuel to IP for Clinton. Lease payments are equal to the Fuel Company's cost of fuel as consumed (including related financing and administrative costs). As of December 31, 1997, the Fuel Company had an investment in nuclear fuel of approximately $127 million. IP is obligated to make subordinated loans to the Fuel Company at any time the obligations of the Fuel Company which are due and payable exceed the funds available to the Fuel Company. At December 31, 1997, IP had no outstanding loans to the Fuel Company. For additional information relating to the nuclear fuel lease, see "Note 8 - Capital Leases" on page a-25 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

         At December 31, 1997, IP's net investment in nuclear fuel consisted of $65 million of Uranium 308. This inventory represents fuel used in connection with the sixth and seventh reloads of Clinton. At December 31, 1997, the unamortized investment of the nuclear fuel assemblies in the reactor was $62 million.

         IP has one long-term contract for the supply of uranium concentrates with Cameco, a Canadian corporation. The Cameco contract was renegotiated in 1994 to lower the price and provide 55% to 65% of Clinton's estimated fuel requirements through 2000. The decision to utilize Cameco for the additional 10% of Clinton's fuel requirements is made the year before each delivery and depends on the estimated price and availability from the spot market versus the estimated contract price. The contract with Cameco is stated in terms of U.S. dollars.

         Conversion services for the period 1991-2001 are contracted with Sequoyah Fuels. Sequoyah Fuels closed its Oklahoma conversion plant in 1992 and joined with Allied Chemical Company to form a marketing company named CoverDyn. All conversion services will be performed at Allied's Metropolis, Illinois facility, but Sequoyah Fuels retains the contract with IP.

         IP has a utility services contract for uranium enrichment requirements with the DOE which provides 70% of the enrichment requirements of Clinton through September 1999. The remaining 30% has been contracted with the DOE through an amendment to its incentive pricing plan through 1999. This amendment allows IP to either purchase the enrichment services at the DOE's incentive price or provide electricity at DOE's Paducah, Kentucky enrichment plant at an agreed exchange rate.

         A contract with General Electric Company provides fuel fabrication requirements for the initial core and approximately 19 reloads, or through 2019.

         Beyond the stated commitments, IP may enter into additional contracts for uranium concentrates, conversion to uranium hexafluoride, enrichment and fabrication.

         Currently, commercial reprocessing of spent nuclear fuel is not allowed in the U.S. The Nuclear Waste Policy Act of 1982 (NWPA) was enacted to establish a government policy with respect to disposal of spent nuclear fuel and high-level radioactive waste. On July 6, 1984, as required by NWPA, IP signed a contract with the DOE for disposal of spent nuclear fuel and/or high-level radioactive waste. Under the contract, IP is required to pay the DOE one mill (one-tenth of a cent) per net kilowatt-hour (one dollar per megawatt-hour) of electricity generated and sold. IP had been recovering this amount through its UFAC subject to UFAC limitations discussed under the heading "Fuel Supply" previously in this item. With the elimination of UFAC, IP may continue to recover some portion of these costs through the new base fuel cost included in electric tariffs.

         On June 20, 1994, IP, along with other utilities and state utility commissions, filed an action in the D.C. Circuit Court of Appeals asking the Court to rule that the DOE is obligated to take responsibility for spent nuclear fuel by January 31, 1998 under the NWPA. The utilities asked the Court to confirm the DOE's commitment and to order the DOE to develop a compliance program with appropriate deadlines. The utilities also asked for relief from the ongoing funding requirements or to have an escrow account established for future funds paid to DOE. Subsequently, the petition was amended to seek, in addition, relief in the form of specific performance.

         A three-judge panel ruled in July 1996 that the DOE's obligation to take spent fuel, by the January 1998 date specified in the NWPA, is binding and unconditional. The DOE notified utilities in December 1996 that it may not be able to meet the 1998 deadline, and solicited utility suggestions on how to accommodate the potential delay. In January 1997, petitions were filed in the D.C. Circuit Court of Appeals by IP and other utilities and state utility commissions, seeking further enforcement of DOE's obligation. In response, the Court has reaffirmed its ruling that the DOE obligation is unconditional, but has not granted injunctive relief. This means that the Court has found the DOE in breach of DOE's obligation but has not literally ordered the DOE to perform. The litigation is continuing.

         IP has on-site storage capacity that will accommodate its spent fuel storage needs until the year 2007, based on current operating levels. If by that date the DOE has not complied with its statutory obligation to dispose of spent fuel, and IP has continued to operate the plant, IP will have to use alternative means of disposal, such as dry storage in casks on site or transportation of the fuel rods to private or collectively-owned utility repositories. IP is currently an equity partner with seven other utilities in an effort to develop a private temporary repository. Attempts to reach agreement with the Mescalaro Apache Tribe of New Mexico ended in early 1996; however, the group signed a lease in December 1996 with the Goshute Tribe to use land on its Utah reservation. A spent fuel storage license was filed with the Nuclear Regulatory Commission
(NRC) in 1997, initiating a process which will take the NRC up to three years to complete. Continued participation in the partnership will depend on the technological and economic viability of the project. Safe, dry, on-site storage is technologically feasible, but is subject to licensing and local permitting requirements, for which there may be effective opposition.

         Under the Energy Policy Act of 1992, IP is responsible for a portion of the cost to decontaminate and decommission the DOE's uranium enrichment facilities. Each utility is assessed an annual fee for a period of fifteen years based on quantities purchased from the DOE facilities prior to passage of the Act. At December 31, 1997, IP has a remaining liability of $4.3 million representing future assessments. IP had been recovering these costs, as amortized, through its UFAC subject to UFAC limitations discussed under the heading "Fuel Supply" previously in this item. With the elimination of UFAC, IP may continue to recover some portion of these costs through the new base fuel cost included in electric tariffs.

OIL and GAS - IP used natural gas and oil to generate 1.0% of the electricity produced in 1997. IP has not experienced difficulty in obtaining adequate supplies of these resources. However, IP is unable to predict the extent to which oil and gas availability and price may fluctuate in the future.

         Reference is made to the section "Environmental Matters" hereunder for information regarding pollution control matters relating to IP's fuel supply.

Construction Program
--------------------

         To meet anticipated needs, Illinova and IP have used internally generated funds and external financings. The timing and amount of external financings depend primarily on economic and financial market conditions, cash needs and capitalization ratio objectives.

         For more information on Illinova's construction program and liquidity, see "Note 4 - Commitments and Contingencies" on page a-19 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference; "Note 5 - Lines of Credit and Short-Term

Loans" on page a-23 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference; and "Capital Resources and Requirements" in "Management's Discussion and Analysis" on pages a-8 and a-9 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

         For more information on IP's construction program and liquidity, see "Note 3 - Commitments and Contingencies" on pages a-18 and a-19 of the 1997 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference; "Note 4 - Lines of Credit and Short-Term Loans" on page a-23 of the 1997 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference; and "Capital Resources and Requirements" in "Management's Discussion and Analysis" on pages a-7 through a-9 of the 1997 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference.

Clinton Power Station
---------------------

         General
         -------

          In March 1997, the NRC issued an order approving transfer to IP of the Clinton operating license related to Soyland's 13.2% ownership in connection with the transfer from Soyland to IP of all of Soyland's interest in Clinton. Soyland's title to the plant and directly related assets such as nuclear fuel was transferred to IP in May 1997. Soyland's nuclear decommissioning trust assets were transferred to IP in May 1997, consistent with IP's assumption of all of Soyland's ownership obligations including those related to decommissioning.

         Clinton was placed in service in 1987 and represents approximately 20% of IP's installed generation capacity. For more information on the Clinton Power Station, see "Note 3 - Clinton Power Station" on pages a-17 and a-18 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

         In September 1996, a leak in a recirculation pump seal caused IP operations personnel to shut down Clinton. As of the date of this report, Clinton has not resumed operation.

         In January 1997 and again in June 1997, the NRC named Clinton among plants having a trend of declining performance. In June 1997, IP committed to conduct an Integrated Safety Assessment (ISA) to thoroughly assess Clinton's performance. The ISA was conducted by a team of 30 individuals with extensive nuclear experience and no substantial previous involvement at Clinton. Their report concluded that the underlying reasons for the performance problems at Clinton were ineffective leadership throughout the organization in providing standards of excellence, complacency throughout the organization, barrier weaknesses and weaknesses in teamwork. In late October, a team commissioned by the NRC performed an evaluation to validate the ISA results. In December, this team concluded that the findings of the ISA accurately characterized Clinton's performance deficiencies and their causes.

         On January 5, 1998, IP and PECO Energy Company (PECO) announced an agreement under which PECO will provide management services for Clinton. Although a PECO team will help manage the plant, IP will continue to maintain the operating license for Clinton and retain ultimate oversight of the plant. PECO employees will assume senior positions at Clinton, but the plant will remain primarily staffed by IP employees. IP made this decision based on a belief that bringing in PECO's experienced management team would be the most efficient way to get Clinton back on line and operating at a superior level as quickly as possible.

         On January 21, 1998, the NRC placed Clinton on its Watch List of nuclear plants that require additional regulatory oversight because of declining performance. Twice a year the NRC evaluates the performance of nuclear power plants in the United States and identifies those which require additional regulatory oversight. Once placed on the Watch List a plant must demonstrate consistent improved performance before it is removed from the list. The NRC will monitor Clinton more closely than plants not on the Watch List. This may include increased inspections, additional required documentation, NRC-required approval of processes and procedures, and higher-level NRC oversight.

         The NRC has advised IP that it must submit a written report to the NRC at least two weeks prior to restarting Clinton, giving the agency reasonable assurance that IP's actions to correct recurring weaknesses in the corrective action program have been effective. After the report is submitted, the NRC staff plans to meet with IP's management to discuss the plant's readiness for restart. The prolonged outage at Clinton is having an adverse effect on Illinova's and IP's financial condition, through higher operating and maintenance and capital costs, lost opportunities to sell energy, and replacement power costs. The magnitude of these costs and lost opportunities is unknown because of uncertainty regarding the timing of Clinton's return to service and uncertain future market conditions.

         Decommissioning Costs
         ---------------------

         IP is responsible for the costs of decommissioning Clinton and for spent nuclear fuel disposal costs. IP is collecting future decommissioning costs through its electric rates based on an ICC-approved formula that allows IP to adjust rates annually for changes in decommissioning cost estimates and through its Power Coordination Agreement with Soyland. Illinois deregulation legislation provides for the continued recovery of decommissioning costs from IP's delivery customers. For more information on the decommissioning costs related to Clinton, see "Decommissioning and Nuclear Fuel Disposal" in "Note 4 - Commitments and Contingencies" on page a-20 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Accounting Matters
------------------

         Prior to the passage of House Bill 362, IP prepared its consolidated financial statements in accordance with Statement of Financial Accounting Standards (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain assets on their balance sheets representing costs they expect to recover from customers, through inclusion of such costs in their future rates. In July 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) concluded that application of FAS 71 accounting should be discontinued at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. The EITF further concluded that regulatory assets and liabilities that originated in the portion of the business being deregulated should be written off unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

         Because House Bill 362 provides for market-based pricing of electric generation services, IP discontinued application of FAS 71 for its generating segment as of December 1997. IP evaluated its regulatory assets and liabilities associated with its generation segment and determined that recovery of these costs was not probable through rates charged to transmission and distribution customers, the regulated portion of the business.

         IP wrote off generation-related regulatory assets and liabilities of approximately $195 million (net of income taxes) in December 1997. These net assets related to previously incurred costs that had been expected to be collected through future revenues, including deferred Clinton costs, unamortized gains and losses on reacquired debt, recoverable income taxes and other generation-related regulatory assets. At December 31, 1997, IP's net investment in generation facilities was $3.5 billion and was reflected in "Utility Plant, at Original Cost" on IP's balance sheet.

         In addition, IP evaluated its generation segment plant investments to determine if they had been impaired as defined in FAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This evaluation determined that future revenues were expected to be sufficient to recover the costs of its generation segment plant investments and as a result, no plant write-downs were necessary. However, ultimate recovery depends on a number of factors and variables including market conditions and IP's ability to operate its generation assets efficiently.

         The provisions of House Bill 362 allow for an acceleration in the rate at which any utility-owned assets are expensed without regulatory approval provided such charges are consistent with generally accepted accounting principles. Under this legislation, up to an aggregate of $1.5 billion in additional expense for generation-related assets could be accelerated through the year 2008. This reduction in the net book value of IP's generation-related assets should help position IP to operate competitively and profitably in the changing business environment. This accelerated charge would have a direct impact on earnings but not on cash flows.


                                 IP Gas Business
                                 ---------------

         IP supplies retail natural gas service to an estimated aggregate population of 920,000 in 257 incorporated municipalities, adjacent suburban areas and numerous unincorporated communities. IP does not sell gas for resale.

         IP's rate schedules contain provisions for passing through to its gas customers increases or decreases in the cost of purchased gas. For information on revenue and energy costs, see the sub-caption "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on page a-15 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement that is incorporated herein by reference.

         IP has eight underground gas storage fields having a total capacity of approximately 15.2 million MMBtu and a total deliverability on a peak day of about 347,000 MMBtu. In addition to the capacity of the eight underground storage fields, IP has contracts with various natural gas suppliers and producers for 9.9 million MMBtu of underground storage capacity and a total deliverability on a peak day of 160,000 MMBtu. Operation of underground storage permits IP to increase deliverability to its customers during peak load periods by taking gas into storage during the off-peak months.

         IP owns one active liquefied petroleum gas plant having an aggregate peak-day deliverability of about 20,000 MMBtu for peak-shaving purposes. Gas properties include approximately 8,000 miles of mains.

         IP experienced its 1997 peak-day send out of 705,725 MMBtu of natural gas on January 10, 1997. This compares with IP's record peak-day send out of 857,324 MMBtu of natural gas on January 10, 1982.

Gas Supply
----------

         IP has contracts with six interstate pipeline companies for firm transportation and storage services. These contracts have varying expiration dates ranging from 1998 to 2002. IP also enters into contracts for the acquisition of natural gas supply. Those contracts range in duration from one month to five months.


                         Diversified Business Activities
                         -------------------------------

         IGC, a wholly-owned subsidiary of Illinova, invests in energy-related projects throughout the world. IGC is an equity partner with Tenaska, Inc. in four natural gas-fired generation plants, of which three plants totaling approximately 700 megawatts (MW) are in operation and one 240 MW plant has had construction suspended. Tenaska, Inc. is an Omaha, Nebraska-based developer of independent power projects throughout the United States. IGC also owns 50 percent of the North American Energy Services Company (NAES). NAES supplies a broad range of operations, maintenance and support services to the world-wide independent power generation industry and operates the Tenaska generation plants in which IGC has an equity interest. IGC is an equity partner in the Indeck North American Power Fund (Fund). The Fund has generation projects in Long Beach, California, and Pepperell, Massachusetts. In addition to these ventures, IGC is involved in generation projects in Teesside, England; Puerto Cortez, Honduras; Zhejiang Province and Hunan Province, People's Republic of China; Aguaytia, Peru; Old Harbour, Jamaica; Barranquilla, Columbia; and Balochistan, Pakistan. In August 1996, Illinova's interest in the 1000 MW coal-fired plant in Joppa, Illinois was transferred to IGC.

         IEP is Illinova's wholly-owned subsidiary that engages in the brokering and marketing of electric power and gas, respectively; and the development and sale of energy-related products and services. In May 1995, IEP obtained approval from the FERC to conduct business as a marketer of electric power and gas to various customers outside of IP's present service territory. In September 1995, IEP began buying and selling wholesale electricity in the Western United States. IEP owns 50 percent of Tenaska Marketing Ventures (TMV). TMV focuses on natural gas marketing in the Midwestern United States. IEP and TMV have formed Tenaska Marketing Canada to market natural gas in Canada. In July 1996, IP received FERC approval to sell electricity to IEP without prior transaction approval from FERC.

         For more information on the activities of the Illinova's diversified enterprises, see "Note 2 - Illinova Subsidiaries" on pages a-16 and a-17 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.


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

Air Quality
-----------

         Pursuant  to the  Federal  Clean  Air  Act  (Act),  the  United  States
Environmental Protection Agency (USEPA) has established ambient air quality standards for air pollutants which, in its judgment, have an adverse effect on public health or welfare. The Act requires each state to adopt laws and regulations, subject to USEPA approval, designed to achieve such standards. Pursuant to the Illinois Environmental Protection Act, the Illinois Pollution Control Board (Board) adopted and, along with the Illinois Environmental Protection Agency (IEPA), is enforcing a comprehensive set of air pollution control regulations which include emission limitations, permit issuances, monitoring and reporting requirements.

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

         In accordance with the requirements of the Illinois Clean Air Act Permit Program (CAAPP), IP submitted new air permit applications for each of its generating facilities in 1995. The IEPA will review these applications and is expected to issue CAAPP permits in 1998.

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

Clean Air Act
-------------

         For information on the impacts of the Clean Air Act Amendments of 1990, see "Environmental Matters" in "Note 4 - Commitments and Contingencies" on page a-21 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Global Warming
--------------

         For information on the impacts of the international negotiations to reduce greenhouse gas emissions and the Kyoto Protocol, see "Environmental Matters" in "Note 4 - Commitments and Contingencies" on page a-21 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Manufactured-Gas Plant Sites
----------------------------

         IP's estimated liability for MGP site remediation is $65 million. This amount represents IP's current best estimate of the cost that it will incur in remediation of the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot presently determine its ultimate liability for remediation of the sites.

         IP is currently recovering MGP site remediation costs through tariff riders approved by the ICC. Accordingly, IP has recorded a regulatory asset on its balance sheet totaling $65 million as of December 31, 1997. Management expects that cleanup costs will be fully recovered from IP's customers.

         In October 1995, to offset the burden imposed on its customers, IP initiated litigation against a number of insurance carriers. As of February 1998, settlements or settlements in principle have been reached with all of the carriers. Dismissal of the litigation is proceeding pending the necessary documentation with the court. The settlement proceeds recovered from the carriers will offset a significant portion of the remediation costs and will be credited to customers through the tariff rider mechanism which the ICC previously approved.

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

         The  Clinton  permit was  reissued  in the third  quarter of 1995.  The
Havana Power Station permit was reissued in the first quarter of 1996. The Hennepin Power Station permit application for reissuance was submitted in the fourth quarter of 1996 and is not expected until 1998. The Vermilion Power Station permit was reissued in the fourth quarter of 1996. The Wood River Power Station permit was reissued in the first quarter of 1996. The Baldwin Power Station permit was reissued in the first quarter of 1998.

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

Electric and Magnetic Fields
----------------------------

         For information on Electric and Magnetic Fields, see "Electric and Magnetic Fields" in "Note 4 Commitments and Contingencies" on page a-22 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Environmental Expenditures
--------------------------

         Operating expenses for environmentally-related activities were $49 million in 1997 (including the incremental costs of alternative fuels to meet environmental requirements). IP's net capital expenditures (including AFUDC) for environmental protection programs were approximately $7 million in 1997. Accumulated net capital expenditures since 1969 have reached approximately $800 million.


                            Year 2000 Data Processing
                            -------------------------

         In November 1996, Illinova deployed a project team to coordinate the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations.

         These actions are necessary to ensure that systems and applications will recognize and process coding for the year 2000 and beyond. Major areas of potential business impact have been identified and initial conversion efforts are underway. Illinova also is communicating with third parties with whom it does business to ensure continued business operations. The cost of achieving year 2000 compliance is estimated to be at least $14 million through 1999.

         Contingency plans for operating without year 2000 compliance have not been developed. Such activity will depend on assessment of progress. Project completion is planned for the fourth quarter of 1999.


                            Research and Development
                            ------------------------

         Illinova's research and development expenditures for 1997 included approximately $5.4 million for IP and $2.0 million for Illinova. In 1996 and 1995, Illinova's research and development expenditures consisting entirely of IP expenditures, were $5.4 million and $5.5 million, respectively.


                                   Regulation
                                   ----------

         The Illinois Public Utilities Act was significantly modified in 1997 by House Bill 362, but the ICC continues to have broad powers of supervision and regulation with respect to the rates and charges of IP, its services and facilities, extensions or abandonment of service, classification of accounts, valuation and depreciation of property, issuance of securities and various other matters. Before a significant plant addition may be included in IP's rate base, the ICC must determine that the addition is reasonable in cost, prudent and used and useful in providing utility service to customers. IP must continue to provide bundled retail electric service to all who choose to continue to take service at tariff rates, and IP must provide unbundled electric distribution services to all customers at rates to be determined in a future ICC proceeding.

         Illinova and IP are exempt from all the provisions of the Public Utility Holding Company Act of 1935 except Section 9(a)(2) thereof. That section requires approval of the Securities and Exchange Commission prior to certain acquisitions of any securities of other public utility companies or public utility holding companies.

         IP is subject to regulation under the Federal Power Act by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, the issuance of debt securities maturing in not more than 12 months, accounting and depreciation policies, interaction with affiliates, and certain other matters. The FERC has declared IP exempt from the Natural Gas Act and related FERC orders, rules and regulations.

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

                   Executive Officers of Illinova Corporation
                   ------------------------------------------

Name of Officer               Age                   Position
---------------               ---                   --------

Larry D. Haab                 60       Chairman, President and Chief
                                       Executive Officer
Larry F. Altenbaumer          49       Chief Financial Officer, Treasurer
                                       and Controller
Leah Manning Stetzner         49       General Counsel and Corporate
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

                  Executive Officers of Illinois Power Company
                  --------------------------------------------

Name of Officer                Age              Position
---------------                ---              --------

Larry D. Haab                  60     Chairman, President and Chief
                                      Executive Officer
Larry F. Altenbaumer           49     Senior Vice President and Chief
                                      Financial Officer
Paul L. Lang                   57     Senior Vice President
Walter G. MacFarland, IV       48     Senior Vice President and Chief
                                      Nuclear Officer
John G. Cook                   50     Senior Vice President
Richard W. Eimer, Jr.          49     Vice President
Kim B. Leftwich                50     Vice President
Robert D. Reynolds             41     Vice President
Robert A. Schultz              57     Vice President
Leah Manning Stetzner          49     Vice President, General Counsel
                                      and Corporate Secretary
Cynthia G. Steward             40     Controller
Eric B. Weekes                 46     Treasurer

        Each of the IP executive officers, except for Mr. Weekes and Mr. MacFarland, has been employed by IP or another subsidiary of Illinova for more than five years in executive or management positions. Prior to election to the positions shown above, the following executive officers held the following positions since January 1, 1993.

     Mr. Altenbaumer was elected Senior Vice President, Chief Financial Officer and Treasurer in September 1995. Prior to being elected Senior Vice President and Chief Financial Officer in June 1992, Mr. Altenbaumer was Vice President, Chief Financial Officer and Controller.

     Mr. Lang was elected Senior Vice President in June 1992. He joined IP as Vice President in July 1986.

        Mr. MacFarland was contracted from PECO Energy Company in Philadelphia in January 1998. He was elected Senior Vice President in February 1998 after being named Chief Nuclear Officer in January 1998. Prior to joining IP as a contractor from PECO, Mr. MacFarland held the positions of Vice President and Director of Outage Management, both at PECO's Limerick Generating Station.

     Mr. Cook was elected Senior Vice President in December 1995. Prior to being elected Vice President in 1992, Mr. Cook was Manager of Clinton Power Station.

     Mr. Eimer was elected Vice President in December 1995. He previously held the positions of Assistant to the Vice President and Manager of Marketing.

     Mr. Leftwich was elected Vice President in February 1998. He previously held the positions of Managing Director - Customer Management Processes and Manager of Marketing.

     Mr. Reynolds was elected Vice President in May 1996. Prior to his election to Vice President, Mr. Reynolds served as Director of Pricing and Manager of Electric Supply.

     Mr. Schultz was elected Vice President in February 1998. He previously held the positions of President of Illinova Energy Partners, President of Illinova Power Marketing and Treasurer of IP.

     Ms. Stetzner was elected Vice President, General Counsel and Corporate Secretary in February 1993. She joined IP as General Counsel and Corporate Secretary in October 1989.

     Ms. Steward was elected Controller in September 1995. She previously held the positions of Manager of Employee Services and Director of Accounting.

     Mr. Weekes joined IP as Treasurer in January 1997. He previously served as Director of Financial Analysis, Budgets and Controls with a unit of Kraft Foods.

        The present term of office of each of the above executive officers extends to the first meeting of Illinova's and IP's Board of Directors after the Annual Election of Directors. There are no family relationships among any of the executive officers and directors of Illinova and IP.


                              Operating Statistics
                              ---------------------

        For Illinova the information under the caption "Selected Illinois Power Company Statistics" on page a-33 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

        For IP the information under the caption "Selected Statistics" on page a-33 of the 1997 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 2. Properties
-------

        IP owns and operates six steam generating stations with composite net summer capacity of 4,419,000 kilowatts. In addition, IP owns nine quick start combustion turbine peaking units at three locations with a combined net summer capacity of 147,000 kilowatts. All of IP's generating stations are in the State of Illinois, including IP's only nuclear generating station, Clinton. IP owns 50% of three combustion turbine units, located in Bloomington, Illinois, with combined net capacity of 5,250 kilowatts. State Farm Insurance Company owns the other 50% of these units. The total IP available net summer capability is 4,571,250 kilowatts.

        The major coal-fired units at Baldwin, Havana, Hennepin, Vermilion and Wood River make up 3,112,000 kilowatts of summer capacity. Three natural gas-fired units at Wood River were reactivated in 1997. These units have a combined net summer capacity of 139,000 kilowatts. Five oil-fired units at Havana remain in cold standby status, not currently staffed for operation.

     In December 1996, the control and computer rooms for Wood River Units 4 and 5 were damaged by an in-plant fire. Unit 4 was returned to service in June 1997 and Unit 5 was returned to service in October 1997.

     During 1995, natural gas firing capability was added to the Vermilion station. Vermilion now has the capability for either coal or natural gas firing to achieve its summer capacity of 176,000 kilowatts. In June 1997, the Vermilion units returned to coal as its primary fuel.

     IP owns an interconnected electric transmission system of approximately 2,800 circuit miles, operating from 69,000 to 345,000 volts and a distribution system which includes about 35,800 circuit miles of overhead and underground lines.

        All outstanding first mortgage bonds issued under the Mortgage and Deed of Trust dated November 1, 1943 are secured by a first mortgage lien on substantially all of the fixed property, franchises and rights of IP with certain exceptions expressly provided in the mortgage securing the bonds. All outstanding New Mortgage Bonds issued under the General Mortgage and Deed of Trust dated November 1, 1992, are secured by a lien on IP's properties used in the generation, purchase, transmission, distribution and sale of electricity and gas. On October 24, 1997, a special meeting of First Mortgage Bondholders was held. At this meeting the Trustee, holding more that the required two-thirds of First Mortgage Bonds outstanding, voted in favor of a resolution amending the Mortgage and Deed of Trust dated November 1, 1943, to conform in certain respects to the General Mortgage and Deed of Trust dated November 1, 1992. On December 10, 1997, the IP Board of Directors approved the resolution adopted by the Bondholders and forwarded a certified resolution approving the Bondholders' resolution of amendment to the Mortgage Trustee. This resolution was received by the Mortgage Trustee on December 11, 1997, at which time the amendment became effective.

Item 3. Legal Proceedings
-------

         See discussion of legal proceedings in "Manufactured-Gas Plant" in "Note 4 - Commitments and Contingencies" on pages a-21 and a-22 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

        See "Environmental Matters" reported under Item 1 of this report for information regarding legal proceedings concerning environmental matters.

        See "Fuel Supply" reported under Item 1 of this report for information regarding legal proceedings concerning nuclear fuel disposal.

Item 4. Submission of Matters to a Vote of Security Holders
-------

        On October 24, 1997, a special meeting of First Mortgage Bondholders was held. At this meeting the Trustee, holding more that the required two-thirds of First Mortgage Bonds outstanding, voted in favor of a resolution amending the Mortgage and Deed of Trust dated November 1, 1943, to conform in certain respects to the General Mortgage and Deed of Trust dated November 1, 1992.

                                     PART II
-------------------------------------------------------------------------------

Item 5.   Market for Registrants' Common Equity and Related
-------   Stockholder Matters

        For Illinova the information under the caption "Quarterly Consolidated Financial Information and Common Stock Data (Unaudited)" on page a-31 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

        For IP the information under the caption "Quarterly Consolidated Financial Information and Common Stock Data (Unaudited)" on page a-31 of the 1997 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 6. Selected Financial Data
-------

        For Illinova the information under the caption "Selected Consolidated Financial Data" on page a-32 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

        For  IP  the  information  under  the  caption  "Selected   Consolidated
Financial Data" on page a-32 of the 1997 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
-------   Condition and Results of Operations

        For Illinova the information under the caption "Management's Discussion and Analysis" on pages a-2 through a-9 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

        For IP the information under the caption "Management's Discussion and Analysis" on pages a-2 through a-9 of the 1997 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

        In March 1995, the ICC approved a program whereby IP will reacquire shares of its common stock from Illinova, from time to time, at prices determined to be equivalent to current market value. The reacquired stock will be retained as treasury stock or canceled. The ICC did not set a limit on the number of shares of common stock that can be repurchased, subject to meeting certain financial tests. Authorization for this program expires October 3, 1998. The repurchase program may be extended subject to ICC approval. During 1997, IP repurchased 6,017,748 shares for a total of $121.5 million, averaging about $20 per share.

        For information regarding the redemption of IP preferred stock, see "Note 10 - Preferred Stock of Subsidiary" in the "Notes to Consolidated Financial Statements" on page a-27 in the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement or "Note 9 - Preferred Stock" in the "Notes to Consolidated Financial Statements" on page a-27 in the 1997 Annual Report to Shareholders in the appendix to the IP Information Statement.

        On February 26, 1998, IP issued a redemption notice for all outstanding bonds of its 6.00% Pollution Control First Mortgage Bonds due 2007 ($18.7 million) and its 8.30% Pollution Control First Mortgage Bonds due 2017 ($33.8 million). The effective call date for both series is April 1, 1998. On March 6, 1998, IP issued $18.7 million of 5.40% Pollution Control First Mortgage Bonds due 2028 and $33.8 million of 5.40% Pollution Control First Mortgage Bonds due 2028.

Item 8. Financial Statements and Supplementary Data
-------

         For Illinova the consolidated financial statements and related notes on pages a-11 through a-31 and Report of Independent Accountants on page a-10 of the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7, the 1997 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is not to be deemed filed as part of this Form 10-K Annual Report.

         For IP the consolidated financial statements and related notes on pages a-11 through a-31 and Report of Independent Accountants on page a-10 of the 1997 Annual Report to Shareholders in the appendix to the IP Information Statement are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7, the 1997 Annual Report to Shareholders in the appendix to the IP Information Statement is not to be deemed filed as part of this form 10-K Annual Report.

Item 9.   Changes in and Disagreements With Accountants on
-------   Accounting and Financial Disclosure

None.

                                    PART III
-------------------------------------------------------------------------------

Item 10.   Directors and Executive Officers of the Registrants
--------

        For Illinova the information under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinova's executive officers is set forth in Part I of this Annual Report on Form 10-K.

        For IP the information under the caption "Board of Directors" on pages 4 through 7 of IP's Information Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinois Power Company's executive officers is set forth in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation
--------

         For Illinova the information under the caption "Executive Compensation" on pages 8 through 12 of Illinova's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

         For IP the information under the caption "Executive Compensation" on pages 8 through 13 of IP's Information Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
--------

         For Illinova the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 7 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

         For IP the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 7 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 4 through 7 of IP's Information Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
--------

         None.

                                     PART IV
------------------------------------------------------------------------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
--------    Form 8-K

     (a)    Documents filed as part of this report.
            (1a)   Financial Statements:
                                                             Page in 1997
                                                             Annual Report
                                                            to Shareholders
                                                            in the appendix
                                                            to the Illinova
                                                           Proxy Statement*
                                                           ----------------

               Report of Independent Accountants                     a-10
               Consolidated Statements of Income for the
                  three years ended December 31, 1997                a-11
               Consolidated Balance Sheets at
                  December 31, 1997 and 1996                         a-12
               Consolidated Statements of Cash Flows for
                  the three years ended December 31, 1997            a-13
               Consolidated Statements of Retained
                  Earnings for the three years
                  ended December 31, 1997                            a-13
                Notes to Consolidated Financial Statements    a-14 - a-31

     *    Incorporated  by reference from the indicated pages of the 1997 Annual
          Report  to   Shareholders  in  the  appendix  to  the  Illinova  Proxy
          Statement.

            (1b)   Financial Statements:
                                                             Page in 1997
                                                             Annual Report
                                                            to Shareholders
                                                            in the appendix
                                                               to the IP
                                                              Information
                                                               Statement**
                                                              ---------------

               Report of Independent Accountants                     a-10
               Consolidated Statements of Income for the
                 three years ended December 31, 1997                 a-11
               Consolidated Balance Sheets at
                 December 31, 1997 and 1996                          a-12
               Consolidated Statements of Cash Flows for
                 the three years ended December 31, 1997             a-13
               Consolidated Statements of Retained
                 Earnings for the three years
                 ended December 31, 1997                             a-13
               Notes to Consolidated Financial Statements     a-14 - a-31

     ** Incorporated by reference from the indicated pages of the 1997 Annual Report to Shareholders in the appendix to the IP Information Statement

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

        (b) Reports on Form 8-K since September 30, 1997:

                  Report filed on Form 8-K on November 21, 1997
                        Other Events:  IP releases results of independent
                                       assessment of the Clinton Power Station.

                  Report filed on Form 8-K on January 8, 1998
                        Other Events:  IP selects PECO Nuclear to manage
                                       Clinton Power Station.  Impacts
                                       of Illinois  House Bill 362 and
                                       returning  Clinton to operation
                                       will result in a fourth quarter
                                       1997  charge  of  $260  million
                                       (net of income taxes).

                  Report filed on Form 8-K on January 21, 1998
                        Other Events:  The Nuclear Regulatory Commission
                                       places IP's Clinton Power Station on
                                       its Watch List.

                  Report filed on Form 8-K on January 21, 1998
                        Other Events:  Illinova offers Medium-Term Notes under
                                       its shelf Registration Statement on
                                       Form S-3.

                           Financial
                           Statements,
                           Pro Forma
                           Financial
                           Information
                           and
                           Exhibits:   Exhibits

                  Report filed on Form 8-K on February 13, 1998
                        Other Events:  Illinova releases 1997 earnings and
                                       discloses  that it will  not  take  a
                                       previously announced  $40  million charge
                                       (net of  income  taxes) in 1997 for
                                       returning Clinton Power Station to
                                       operation.







                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          ILLINOIS POWER COMPANY
                                                                    (REGISTRANT)

                                                               By Larry D. Haab
                                              Larry D. Haab, Chairman, President
                                                     and Chief Executive Officer

                                                           Date: March 11, 1998

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

 Signature                                 Title                          Date

   Larry D. Haab                        Chairman, President, Chief
   Larry D. Haab                        Executive Officer and Director
   (Principal Executive Officer)

   Larry F. Altenbaumer                 Senior Vice President and
   Larry F. Altenbaumer                 Chief Financial Officer
   (Principal Financial Officer)

   Cynthia G. Steward                   Controller
   Cynthia G. Steward
   (Principal Accounting Officer)

   J. Joe Adorjan
   J. Joe Adorjan

   C. Steven McMillan
   C. Steven McMillan

   Robert M. Powers
   Robert M. Powers

   Sheli Z. Rosenberg
   Sheli Z. Rosenberg                  Director                   March 11, 1998

   Walter D. Scott
   Walter D. Scott

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

                                              Date:      March 11, 1998

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

Signature                          Title                                 Date

Larry D. Haab                      Chairman, President, Chief
Larry D. Haab                      Executive Officer and Director
(Principal Executive Officer)

Larry F. Altenbaumer               Chief Financial Officer,
Larry F. Altenbaumer               Treasurer and Controller
(Principal Financial
and Accounting Officer)

J. Joe Adorjan
J. Joe Adorjan

C. Steven McMillan
C. Steven McMillan

Robert M. Powers
Robert M. Powers

Sheli Z. Rosenberg
Sheli Z. Rosenberg

Walter D. Scott
Walter D. Scott                     Director                      March 11, 1998

Joe J. Stewart
Joe J. Stewart

Ronald L. Thompson
Ronald L. Thompson

Walter M. Vannoy
Walter M. Vannoy

Marilou von Ferstel
Marilou von Ferstel

John D. Zeglis
John D. Zeglis






                                     Exhibit Index
Exhibit                               Description


(3)(i) Articles of Incorporation

Illinova Corporation

     (a)(1) Articles of Amendment to the Articles of Incorporation of Illinova Corporation, filed as of October 31, 1994. Filed as Exhibit 3(a) to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended September 30, 1994 (File No. 1-11327). *

     (a)(2) Statement of Correction to the Articles of Incorporation of Illinova Corporation, filed as of October 31, 1994. Filed as Exhibit 3(b) to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended September 30, 1994 (File No. 1-11327). *

Illinois Power Company

     (b)(1) Amended and Restated Articles of Incorporation of Illinois Power Company, dated September 7, 1994. Filed as Exhibit 3(a) to the Current Report on Form 8-K dated September 7, 1994 (File No. 1-3004). *

(3)(ii) By-Laws

     (a) By-laws of Illinova Corporation, as amended December 14, 1994. Filed as Exhibit 3(b)(2) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-11327). *

     (b) By-laws of Illinois Power Company, as amended December 14, 1994. Filed as Exhibit 3(b)(1) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004). *

(4) Instruments Defining Rights of Security Holders,
    Including Indentures

Illinova Corporation

     (a)(1) See (4)(b) below for instruments defining the rights of holders of long-term debt of Illinois Power Company.

     (a)(2) Indenture dated February 1, 1997, between Illinova Corporation and The First National Bank of Chicago, as trustee. Filed as Exhibit
          (4)(a)(2) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1996. (File No. 1-11327) *

     (a)(3) Distribution Agreement dated January 16, 1998, and Officers' Certificate and Issuer Order of Illinova Corporation, dated January 16, 1998 (with forms of Fixed Rate Note and Floating Rate Note attached), delivered pursuant to the terms of the Indenture dated as of February 1, 1997, between Illinova Corporation and The First National Bank of Chicago. Filed as Exhibit (1) and (4) of Form 8-K under the Securities Exchange Act of 1934 dated January 21, 1998. (File No. 1-11327) *

Illinois Power Company

     (b)(1) Mortgage and Deed of Trust dated November 1, 1943. Filed as Exhibit 2(b) Registration No. 2-14066. *

     (b)(2) Supplemental Indenture dated May 1, 1974. Filed as Exhibit 2(v) Registration No. 2-51674. *

     (b)(3) Supplemental Indenture dated May 1, 1977. Filed as Exhibit 2(w) Registration No. 2-59465. *

     (b)(4) Supplemental Indenture dated July 1, 1979. Filed as Exhibit 2 to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended June 30, 1979. *

     (b)(5) Supplemental Indenture dated March 1, 1985. Filed as exhibit 4(a) to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended March 31, 1985 (File No. 1-3004). *

     (b)(6) Supplemental Indenture dated July 1, 1987, providing for $33,755,000 principal amount of 8.30% First Mortgage Bonds, Pollution Control Series I, due April 1, 2017. Filed as Exhibit 4(ll) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987 (File No. 1-3004). *

     (b)(7) Supplemental Indenture dated December 13, 1989, providing for $300,000,000 principal amount of Medium-Term Notes, Series A. Filed as
          Exhibit 4(nn) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1989 (File No. 1-3004). *

     (b)(8) Supplemental Indenture dated July 1, 1991, providing for $84,710,000 principal amount of 7 3/8% First Mortgage Bonds due July 1, 2021. Filed as Exhibit 4(mm) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1991 (File No. 1-3004). *

     (b)(9) Supplemental Indenture No. 1 dated June 1, 1992. Filed as Exhibit 4(nn) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-3004). *

     (b)(10) Supplemental Indenture No. 2 dated June 1, 1992. Filed as Exhibit 4(oo) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-3004). *

     (b)(11) Supplemental Indenture No. 1 dated July 1, 1992. Filed as Exhibit 4(pp) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-3004). *

     (b)(12) Supplemental Indenture No. 2 dated July 1, 1992. Filed as Exhibit 4(qq) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-3004). *

     (b)(13) Supplemental Indenture dated September 1, 1992, providing for $72,000,000 principal amount of 6 1/2% First Mortgage Bonds due September 1, 1999. Filed as Exhibit 4(rr) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 1-3004).
          *

     (b)(14) General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(cc) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

     (b)(15) Supplemental Indenture dated February 15, 1993, to Mortgage and Deed of Trust dated November 1, 1943. Filed as Exhibit 4(dd) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

     (b)(16) Supplemental Indenture dated February 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as
          Exhibit 4(ee) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

     (b)(17) Supplemental Indenture No. 1 dated March 15, 1993, to Mortgage and Deed of Trust dated November 1, 1943. Filed as Exhibit 4(ff) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

     (b)(18) Supplemental Indenture No. 1 dated March 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(gg) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

     (b)(19) Supplemental Indenture No. 2 dated March 15, 1993, to Mortgage and Deed of Trust dated November 1, 1943. Filed as Exhibit 4(hh) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

     (b)(20) Supplemental Indenture No. 2 dated March 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(ii) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

     (b)(21) Supplemental Indenture dated July 15, 1993, to Mortgage and Deed of Trust dated November 1, 1943. Filed as Exhibit 4(jj) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-3004). *

     (b)(22) Supplemental Indenture dated July 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as
          Exhibit 4(kk)to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-3004). *

     (b)(23)  Supplemental  Indenture dated August 1, 1993, to Mortgage and Deed of  Trust  dated  November  1,  1943.  Filed as  Exhibit  4(ll) to the
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-3004). *

     (b)(24) Supplemental Indenture dated August 1, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as
          Exhibit 4(mm) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-3004). *

     (b)(25) Supplemental Indenture dated October 15, 1993, to Mortgage and Deed of Trust dated November 1, 1943. Filed as Exhibit 4(nn) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-3004). *

     (b)(26) Supplemental Indenture dated October 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as
          Exhibit 4(oo) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-3004). *

     (b)(27) Supplemental Indenture dated November 1, 1993, to Mortgage and Deed of Trust dated November 1, 1943. Filed as Exhibit 4(pp) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-3004). *

     (b)(28) Supplemental Indenture dated November 1, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as
          Exhibit 4(qq) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-3004). *

     (b)(29) Supplemental Indenture dated February 1, 1994, to Mortgage and Deed of Trust dated November 1, 1943. Filed as Exhibit 4(hh) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1993 (File No. 1-3004). *

     (b)(30) Indenture dated October 1, 1994 between Illinois Power Company and the First National Bank of Chicago. Filed as Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 1-3004). *

     (b)(31)Supplemental Indenture dated October 1, 1994, to Indenture dated as of October 1, 1994. Filed as Exhibit 4(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No.1-3004). *

     (b)(32) Indenture dated January 1, 1996 between Illinois Power Company and Wilmington Trust Company. Filed as Exhibit 4(b)(36) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1995 (File No. 1-3004). *

     (b)(33) First Supplemental Indenture dated January 1, 1996, between Illinois Power Company and Wilmington Trust Company. Filed as Exhibit 4(b)(37) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1995 (File No. 1-3004). *

     (b) (34) Supplemental Indenture dated April 1, 1997, to Mortgage and Deed of Trust dated November 1, 1943 Filed as Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. (File No. 1-3004) *

     (b) (35) Supplemental Indenture dated April 1, 1997 to General Mortgage Indenture and Deed of Trust dated November 1, 1992. Filed as Exhibit 4(b) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. (File No. 1-3004) *

     (b) (36) Supplemental Indenture dated December 1, 1997 to Mortgage and Deed of Trust dated November 1, 1943.

(10) Material Contracts

Illinova Corporation

     (a)(1) Illinova Corporation Deferred Compensation Plan for Certain Directors, as amended April 10, 1991. Filed as Exhibit 10(b) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1991 (File No. 1-3004).~ *

     (a)(2) Illinova Corporation Director Emeritus Plan for Outside Directors. Filed as Exhibit 10(e) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1989 (File No. 1-3004).~ *

     (a)(3) Illinova Corporation Stock Plan for Outside Directors as amended and restated by the Board of Directors on April 9, 1992 and as further amended April 14, 1993. Filed as Exhibit 10(h) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1993 (File No. 1-3004).~ *

     (a)(4) Illinova Corporation Retirement Plan for Outside Directors, as amended through December 11, 1991. Filed as Exhibit 10(j) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1991 (File No. 1-3004).~ *

     (a)(5) Illinova Corporation 1992 Long-Term Incentive Compensation Plan. Filed as Exhibit 10(k) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-3004).~ *

     (a)(6) Illinova Corporation Comprehensive Deferred Stock Plan for Outside Directors, as approved by the Board of Directors on February 7, 1996. Filed as Exhibit 10 (a)(6) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1995 (File No. 1-11327).~ *

     (a)(7) Form of Employee Retention Agreement in place between Illinova Corporation and its elected officers, Illinois Power Company's elected officers, and the Presidents of Illinova Corporation's subsidiaries. Filed as Exhibit 10(g) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1989 (File no. 1-3004).~ *

     (a)(8) Illinova Corporation Leadership Incentive Program, effective January 1, 1996.~

     (a)(9) Illinova Corporation Retirement Plan for Outside Directors, as amended by resolutions adopted by the Board of Directors on February 7, 1996.~

     (a)(10) Illinova Corporation Employee Retention Agreement, as amended by resolutions adopted by the Board of Directors on February 7, 1996.~

     (a)(11)  Illinova  Corporation  Deferred   Compensation  Plan  for  Certain
          Directors as amended October 9, 1996, effective January 1, 1997.~

     (a)(12) Illinova Corporation Employee Retention Agreement, as amended by resolutions adopted by the Board of Directors on June 10-11, 1997.~

     (a)(13)  Illinova  Corporation  Deferred   Compensation  Plan  for  Certain
          Directors, as amended by resolutions adopted by the Board of Directors on June 10-11, 1997.~

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

     (b)(3) Illinois Power Company's Executive Incentive Compensation Plan. Filed as Exhibit 10(f) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1989 (File No. 1-3004).~ *

     (b)(4) Illinois Power Company Incentive Savings Plan, as amended and restated effective January 1, 1991. Filed as Exhibit 10(h) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1990 (File No. 1-3004).~ *

     (b)(5) Illinois Power Company Executive Deferred Compensation Plan. Filed as Exhibit 10(l) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1993. (File No. 1-3004)~ *

     (b)(6) Illinois Power Company Retirement Income Plan for salaried employees as amended and restated effective January 1, 1989, as further amended through January 1, 1994. Filed as Exhibit 10(m) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~ *

     (b)(7) Illinois Power Company Retirement Income Plan for employees covered under a collective bargaining agreement as amended and restated effective as of January 1, 1994. Filed as Exhibit 10(n)to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~ *

     (b)(8) Illinois Power Company Incentive Savings Plan as amended and restated effective January 1, 1991 and as further amended through amendments adopted December 28, 1994. Filed as Exhibit 10(o)to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~ *

     (b)(10) Illinois Power Company Incentive Savings Plan for employees covered under a collective bargaining agreement as amended and restated effective January 1, 1991 and as further amended through amendments adopted December 28, 1994. Filed as Exhibit 10(p) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~ *

     (b)(11) Illinois Power Company Executive Incentive Compensation Plan, as amended, effective January 1, 1997. ~

     (b)(12) Illinois Power Company Executive Deferred Compensation Plan as amended by resolutions adopted by the Board of Directors on June 10-11, 1997.~

     (b)(13) Illinois Power Company Supplemental Retirement Income Plan for Salaried Employees of Illinois Power Company as amended by resolutions adopted by the Board of Directors on June 10-11, 1997.~

     (b)(14) Retirement and Consulting Agreement entered into as of June 30, 1997 between Illinois Power Company and Wilfred Connell.~

(12) Statement Re Computation of Ratios

     (a) Computation of ratio of earnings to fixed charges for Illinova Corporation.

     (b) Computation of ratio of earnings to fixed charges for Illinois Power Company.

(13) Annual Reports to Shareholders

     (a) Illinova Corporation Proxy Statement and 1997 Annual Report to Shareholders.

     (b) Illinois Power Company Information Statement and 1997 Annual Report to Shareholders.

(21) Subsidiaries of Registrants

     (a)  Subsidiaries of Illinova Corporation and Illinois Power Company.

(23) Consents of Experts

     Consent of Independent Accountants for Illinova Corporation.

(27) Financial Data Schedules

     (a)  Illinova Corporation

     (b)  Illinois Power Company


*       Incorporated herein by reference.

~        Management contract and compensatory plans or arrangements.