Form 10-Q
period 1998-03-31
ILLINOVA CORP
filed 1998-05-13
CIK 914755

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

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


Illinova Corporation                Common stock, no par value, 71,711,837
                                    shares outstanding at April 30, 1998

Illinois Power Company              Common stock, no par value, 66,215,292
                                    shares outstanding held by Illinova
                                    Corporation at April 30, 1998

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

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                      INDEX
                                                                    PAGE NO.
Part I.  FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Illinova Corporation

                       Consolidated Balance Sheets                    3 - 4
                       Consolidated Statements of Income                  5
                       Consolidated Statements of Cash Flows              6

                 Illinois Power Company

                       Consolidated Balance Sheets                    7 - 8
                       Consolidated Statements of Income                  9
                       Consolidated Statements of Cash Flows             10

                 Notes to Consolidated Financial Statements of
                       Illinova Corporation and
                       Illinois Power Company                       11 - 15

    Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations for Illinova Corporation
                       and Illinois Power Company                   16 - 22

Part II.  OTHER INFORMATION

    Item 1:      Legal Proceedings                                       23

    Item 4:      Submission of Matters to a Vote of
                 Security Holders                                        24

    Item 6:      Exhibits and Reports on Form 8-K                        24

    Signatures                                                      25 - 26

    Exhibit Index                                                        27



                          PART I. FINANCIAL INFORMATION
                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)


                                                  MARCH 31,      DECEMBER 31,
                                                    1998            1997
                   ASSETS                        (Unaudited)      (Audited)
                                                     (Millions of Dollars)
Utility Plant, at original cost
   Electric (includes construction work
        in progress of $181.3 million and
        $214.3 million, respectively)             $  6,723.5       $  6,690.4
   Gas (includes construction work
        in progress of $10.9 million and
        $10.7 million, respectively)                   667.3            663.0
                                                  ----------       ----------
                                                     7,390.8          7,353.4
Less-Accumulated depreciation                        2,843.2          2,808.1
                                                  ----------       ----------
                                                     4,547.6          4,545.3
Nuclear fuel in process                                  6.2              6.3
Nuclear fuel under capital lease                       128.1            126.7
                                                  ----------       ----------
       Total utility plant                           4,681.9          4,678.3
                                                  ----------       ----------
Investments and Other Assets                           207.8            198.8
                                                  ----------       ----------
Current Assets
   Cash and cash equivalents                            70.6             33.0
   Accounts receivable (less allowance
     for doubtful accounts of $5.5 million
       Service                                         186.4            115.6
       Other                                            72.3            102.3
   Accrued unbilled revenue                             66.6             86.3
   Materials and supplies, at average cost             103.2             118.6
   Prepayments and other                                33.3             64.4
                                                  ----------       ----------
       Total current assets                            532.4            520.2
                                                  ----------       ----------


Deferred Charges                                       196.7            185.7

                                                  ----------       ----------
       Total deferred charges                          196.7            185.7
                                                  ----------       ----------
                                                  $ 5,618.8        $  5,583.0
                                                  ==========       ==========


                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                     MARCH 31,      DECEMBER 31,
                                                       1998            1997
CAPITAL AND LIABILITIES                            (Unaudited)       (Audited)
                                                       (Millions of Dollars)


Capitalization
   Common stock -
     No par value, 200,000,000 shares authorized;
     71,711,837 and 71,681,937 shares outstanding,
     respectively, stated at                          $  1,425.7    $  1,425.7
   Less - Deferred compensation - ESOP                       9.1          10.2
   Retained earnings                                        52.7          51.7
   Less - Capital stock expense                              7.3           7.3
   Less - 3,970,100 and 4,000,000 shares of common
     stock in treasury, respectively, at cost               89.8          90.4
                                                      ----------     ---------
       Total common stock equity                         1,372.2       1,369.5
   Preferred stock of subsidiary                            57.1          57.1
   Company obligated mandatorily redeemable
     preferred stock of subsidiary                         197.0         197.0
   Long-term debt                                          140.0         100.0
   Long-term debt of subsidiary                          1,661.0       1,617.5
                                                      ----------    ----------
       Total capitalization                              3,427.3       3,341.1
                                                      ----------    ----------
Current Liabilities
   Accounts payable                                        158.9         177.3
   Notes payable                                           308.6         415.3
   Long-term debt and lease obligations of
     subsidiary maturing within one year                    98.1          87.5
   Other                                                   168.9         181.6
                                                      ----------    ----------
       Total current liabilities                           734.5         861.7
                                                      ----------    ----------
Deferred Credits
   Accumulated deferred income taxes                       989.9         969.0
   Accumulated deferred investment tax credits             206.5         208.3
   Other                                                   260.6         202.9
                                                      ----------    ----------
       Total deferred credits                            1,457.0       1,380.2
                                                      ----------    ----------

                                                       $ 5,618.8    $  5,583.0
                                                      ==========    ==========

                              ILLINOVA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
          (See accompanying Notes to Consolidated Financial Statements)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        1998             1997
                                                             (Unaudited)
                                                     (Millions except per share)


 Operating Revenues:
        Electric                                     $    276.6     $     282.2
        Electric interchange                               96.3            26.6
        Gas                                               116.6           164.0
        Diversified enterprises                            85.9            97.6
                                                   ------------    ------------
           Total                                          575.4           570.4
                                                   ------------    ------------
    Operating Expenses:
        Fuel for electric plants                           55.7            45.3
        Power purchased                                    97.1            35.8
        Gas purchased for resale                           66.0            99.7
        Diversified enterprises                            94.7           108.4
        Other operating expenses                           79.8            59.4
        Maintenance                                        29.0            19.7
        Depreciation & amortization                        50.7            49.0
        General taxes                                      38.7            38.7
                                                   ------------    ------------
           Total                                          511.7           456.0
                                                   ------------    ------------
    Operating Income                                       63.7           114.4
                                                   ------------    ------------
    Other Income and Deductions:
      Miscellaneous-net                                    (1.5)             .8
      Equity earnings in affiliates                         5.5             4.0
                                                   ------------    ------------
           Total                                            4.0             4.8

    Income Before Interest Charges
        and Income Taxes                                   67.7           119.2
                                                   ------------    ------------
    Interest Charges:
      Interest expense                                     36.6            38.2
      Allowance for borrowed funds
        used during construction                           (1.1)           (1.4)

      Preferred dividend requirements
        of subsidiary                                       4.9             5.5
                                                   ------------    ------------
         Total                                             40.4            42.3
                                                   ------------    ------------
    Income Before Income Taxes                             27.3            76.9
                                                   ------------    ------------
    Income Taxes                                            4.3            32.9
                                                   ------------    ------------

    Net Income Applicable to Common Stock           $      23.0     $      44.0
                                                   ============    ============
    Earnings per common share (basic and
      diluted)                                            $0.32           $0.58
    Cash dividends declared per
      common share                                        $0.31           $0.31
    Cash dividends paid per common share                  $0.31           $0.31
    Weighted average number of common
      shares outstanding during period               71,701,253      75,681,937

                              ILLINOVA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          1998             1997
                                                               (Unaudited)
                                                          (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $    23.0        $   44.0
   Items not requiring cash, net                           44.4            69.6
   Changes in assets and liabilities                       62.0             1.2
                                                       --------        --------
   Net cash provided by operating
     activities                                           129.4           114.8
                                                       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction expenditures                              (47.8)          (33.9)
   Other investing activities                              (8.5)          (15.2)
                                                        --------        --------
   Net cash used in investing
      activities                                          (56.3)          (49.1)
                                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends on common stock                              (22.2)          (23.5)
   Reissuance of common stock from treasury                 0.7            --
    Redemptions -
     Short-term debt                                     (115.6)         (136.2)
   Issuances -
     Short-term debt                                        8.9            --
     Long-term debt                                        92.4           100.0
     Other financing activities                             0.3             0.7
                                                       ---------       ---------
   Net cash used in financing
     activities                                           (35.5)          (59.0)
                                                       ---------       ---------
NET CHANGE IN CASH AND
     CASH EQUIVALENTS                                      37.6             6.7
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF YEAR                                  33.0            24.6
                                                      ---------        ---------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                 $    70.6       $    31.3
                                                      =========        =========

                             ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)


                                                MARCH 31,          DECEMBER 31,
                                                  1998                1997
    ASSETS                                     (Unaudited)         (Audited)
                                                     (Millions of Dollars)

Utility Plant, at original cost
   Electric (includes construction work
     in progress of $181.3 million and
        $214.3 million, respectively)        $    6,723.5       $    6,690.4
   Gas (includes construction work
     in progress of $10.9 million and
        $10.7 million, respectively)                667.3              663.0
                                              ------------       ------------
                                                  7,390.8            7,353.4
Less-Accumulated depreciation                     2,843.2            2,808.1
                                              ------------       ------------
                                                  4,547.6            4,545.3
Nuclear fuel in process                               6.2                6.3
Nuclear fuel under capital lease                    128.1              126.7
                                              ------------       ------------
       Total utility plant                        4,681.9            4,678.3
                                              ------------       ------------
Investments and Other Assets                          5.8                5.9
                                              ------------       ------------
Current Assets
   Cash and cash equivalents                         58.2               17.8
   Accounts receivable (less allowance
     for doubtful accounts of $5.5 million)
       Service                                      186.4              115.6
       Other                                         12.5               16.6
   Accrued unbilled revenue                          66.6               86.3
   Materials and supplies,
     at average cost                                102.1              117.3
   Prepayments and other                             24.9               61.2
                                              ------------       ------------
       Total current assets                         450.7              414.8
                                              ------------       ------------


Deferred Charges                                    202.3              192.5

                                              ------------       ------------
       Total deferred charges                       202.3              192.5
                                              ------------       ------------
                                             $    5,340.7       $    5,291.5
                                              ============       ============

                             ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                   MARCH 31,       DECEMBER 31,
                                                      1998            1997
    CAPITAL AND LIABILITIES                      (Unaudited)        (Audited)
                                                    (Millions of Dollars)

Capitalization
   Common stock -
     No par value, 100,000,000 shares
     authorized; 75,643,937 shares issued,
     stated at                                $    1,424.6        $    1,424.6
   Retained earnings                                 115.0                89.5
   Less - Capital stock expense                        7.3                 7.3
   Less - 9,428,645 shares of
     common stock in treasury
     at cost                                         207.7               207.7
                                                -----------        ------------
      Total common stock equity                     1324.6              1229.1
   Preferred stock                                    57.1                57.1
   Company obligated mandatorily
      redeemable preferred stock                     197.0               197.0

   Long-term debt                                  1,661.0             1,617.5
                                               ------------        ------------
       Total capitalization                        3,239.7             3,170.7
                                               ------------        ------------
Current Liabilities
   Accounts payable                                  105.9               102.7
   Notes payable                                     299.7               376.8
   Long-term debt and lease
     obligations maturing
     within one year                                  98.1                87.5
   Other                                             125.9               162.1
                                               ------------        ------------
       Total current liabilities                     629.6               729.1
                                               ------------        ------------
Deferred Credits
   Accumulated deferred income taxes               1,004.4               980.6
   Accumulated deferred investment
     tax credits                                     206.5               208.3
   Other                                             260.5               202.8
                                               ------------        ------------
       Total deferred credits                      1,471.4             1,391.7
                                               ------------        ------------
                                              $    5,340.7        $    5,291.5
                                               ============        ============

                             ILLINOIS POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
          (See accompanying Notes to Consolidated Financial Statements)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1998              1997
                                                                (Unaudited)
                                                         (Millions of Dollars)


  Operating Revenues:
      Electric                                   $     276.6      $       282.2
      Electric interchange                              96.3               26.6
      Gas                                              116.6              164.0
                                                -------------      -------------
         Total                                         489.5              472.8
                                                -------------      -------------

  Operating Expenses and Taxes:
      Fuel for electric plants                          55.7               45.3
      Power purchased                                   97.1               35.8
      Gas purchased for resale                          66.0               99.7
      Other operating expenses                          79.8               59.4
      Maintenance                                       29.0               19.7
      Depreciation & amortization                       50.7               49.0
      General taxes                                     38.7               38.7
      Income taxes                                      10.7               36.3
                                                -------------      -------------
         Total                                         427.7              383.9
                                                -------------      -------------
  Operating Income                                      61.8               88.9
                                                -------------      -------------
  Other Income and Deductions, Net                       1.6                 .6
                                                -------------      -------------
  Income Before Interest Charges                        63.4               89.5
                                                -------------      -------------
  Interest Charges and Other:
      Interest expense                                  34.1               35.9
      Allowance for borrowed funds
        used during construction                        (1.1)              (1.4)
                                                -------------      -------------
         Total                                          33.0               34.5
                                                -------------      -------------

  Net Income                                            30.4               55.0

      Preferred dividend
        requirements                                     4.9                5.5
                                                -------------      -------------
  Net Income Applicable to
    Common Stock                                $       25.5       $       49.5
                                                =============      =============

                             ILLINOIS POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          1998             1997
                                                               (Unaudited)
                                                           (Millions of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $        30.4     $         55.0
  Items not requiring cash, net                         47.4               65.3
  Changes in assets and liabilities                     61.7                8.5
                                              --------------    ---------------
  Net cash provided by operating                       139.5              128.8
   activities                                 --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                            (47.8)             (33.9)
  Other investing activities                             0.6                0.4
                                              --------------    ---------------
  Net cash used in investing                           (47.2)             (33.5)
    activities                                --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends on preferred and common
      stock                                            (27.2)             (29.0)
    Repurchase of common stock                          --                 (4.3)
    Redemptions -
    Short-term debt                                    (77.1)             (59.2)
  Issuances
    Long-term debt                                      52.4               --

  Other financing activities                            --                  0.6
                                              --------------    ---------------
Net cash used in financing activities                  (51.9)             (91.9)
                                              --------------    ---------------

NET CHANGE IN CASH AND CASH
 EQUIVALENTS                                            40.4                3.4

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                17.8               12.5
                                              --------------    ---------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                  $           58.2     $         15.9
                                              ==============     ==============

                 ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

        Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission (SEC). However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See the consolidated financial statements and the accompanying notes in Illinova's 1997 Annual Report to Shareholders (included in the Proxy Statement), the consolidated financial statements and the accompanying notes in IP's 1997 Annual Report to Shareholders (included in the Information Statement), and Illinova's and IP's 1997 Form 10-K filings to the SEC for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

        In the opinion of Illinova, the accompanying unaudited March 31, 1998 and audited December 31, 1997 consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997, the Consolidated Statements of Income for the three months ended March 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997. In addition, it is Illinova's and IP's opinion that the accompanying unaudited consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997, the Consolidated Statements of Income for the three months ended March 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.


        The consolidated financial statements of Illinova include the accounts of Illinova, IP, Illinova Generating Company (IGC), Illinova Insurance Company
(IIC), Illinova Energy Partners, Inc. (IEP), and Illinova Business Enterprises, Inc. (IBE). IBE was incorporated in 1998. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the sections titled "Diversified enterprises", "Interest expense", "Income taxes" and "Other Income and Deductions" in Illinova's Consolidated Statements of Income. This represents a format change to Illinova's Consolidated Statements of Income in 1997 during which 1997 amounts were reclassified to conform to the new 1998 presentation.


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

REGULATORY AND LEGAL MATTERS
         OPEN ACCESS AND COMPETITION


         On December 16, 1997, Illinois Governor Edgar signed electric deregulation legislation, An Act in Relation to the Competitive Provision of Utility Services (P.A. 90-561). P.A. 90-561 guarantees IP's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and an additional 5 percent decrease effective on May 1, 2002. The rate decreases are expected to result in revenue reductions of approximately $40 million in 1998, approximately $80 million in each of the years 1999 through 2001 and approximately $100 million in 2002, based on current consumption. Customers with demand greater than 4 MW at a single site will be free to choose their electric generation suppliers ("direct access") starting in October 1999. Customers with at least 10 sites which aggregate at least 9.5 MW in total demand also will have direct access starting October 1999. Direct access for the remaining non-residential customers will occur in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates, and remains obligated to provide delivery service to all at regulated rates. In 1999, rates for delivery services will be established in proceedings mandated by the legislation.

         Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:
     1) Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer, adjusted to deduct: a) delivery charges the utility will continue to receive from the customer, and b) the market value of the freed-up energy net of a mitigation factor, which is a percentage reduction of the transition charge amount. The mitigation factor is designed to provide incentive for management to continue cost reduction efforts and generate new sources of revenue;
     2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments; and
     3) Utilities are permitted to seek rate relief in the event that the change in law leads to their return on equity falling below a specified minimum based on a prescribed test. Utilities are also subject to an "over-earnings" test which requires them, in effect, to share with customers earnings in excess of specified levels.

         The extent to which revenues are lowered will depend on a number of factors including future market prices for wholesale and retail energy, and load growth and demand levels in the current IP service territory. The impact on net income will depend on, among other things, the amount of revenues earned and the ongoing costs of doing business.


         On March 18, 1998, the Company filed an application with the Illinois Commerce Commission seeking approval for securitization financings in two or more tranches up to a total of $1.728 billion. The staff of the Commission believed the Company's presentation to be lacking in adequate support regarding the impact on cost of capital. Because the securitization legislation imposes a 90 day time limit on the Commission to act, the Company elected on May 6, 1998 to withdraw its filing and work with the Commission staff to satisfy their concerns. The Company expects to re-file its application in the near future.

         In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and implement the Midwest Independent Transmission System Operator, Inc.
(MISO) The goals of this joint undertaking are to: 1) put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) enhance regional reliability and 3) establish an entity that operates independently of any transmission owner(s) or other market participants thus furthering competition in the wholesale generation market, consistent with the objectives of the FERC's Order No. 888. Since January 1998, two other transmission-owning entities joined the MISO. The parties have requested that the FERC rule on the joint filing by no later than September 1, 1998.


         ACCOUNTING MATTERS


         Prior to the passage of P.A. 90-561, IP prepared its consolidated financial statements in accordance with Statement of Financial Accounting Standards (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain on their balance sheets assets representing costs they expect to recover from customers, through inclusion of such costs in their future rates. In July 1997, the EITF concluded that application of FAS 71 accounting should be discontinued at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. The EITF further concluded that regulatory assets and liabilities that originated in the portion of the business being deregulated should be written off unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

         Because P.A. 90-561 provides for future market-based pricing of electric generation services, IP discontinued application of FAS 71 for its generating segment. IP evaluated its regulatory assets and liabilities associated with its generation segment and determined that recovery of these costs was not probable through rates charged to transmission and distribution customers, the regulated portion of the business.


         IP wrote off generation-related regulatory assets and liabilities of approximately $195 million (net of income taxes) in December 1997. These net assets related to previously incurred costs that were expected to be collected through future revenues, including deferred costs for the Clinton Power Station (Clinton), unamortized losses on reacquired debt, recoverable income taxes and other generation-related regulatory assets. At March 31, 1998, IP's net investment in generation facilities was $3.3 billion and was reflected in "Utility Plant, at Original Cost" on IP's balance sheet.

         In addition, IP evaluated its generation segment plant investments to determine if they had been impaired as defined in FAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This evaluation determined that future revenues were expected to be sufficient to recover the costs of generation segment plant investments and as a result, no plant write-downs were necessary. However, ultimate recovery depends on a number of factors and variables including market conditions and IP's ability to operate its generation assets efficiently.

         The provisions of P.A. 90-561 allow an acceleration in the rate at which any utility-owned assets are expensed without regulatory approval provided such charges are consistent with generally accepted accounting principles. Under this legislation, up to an aggregate of $1.5 billion in additional expense for the generation-related assets could be accelerated through the year 2008. The amount of expense accelerated through the year 2008 is contingent on the changes in revenue resulting from P.A. 90-561, cost mitigation efforts, fuel costs and elimination of UFAC (Uniform Fuel Adjustment Clause), and changes in the cost of capital resulting from the issuance of transitional funding instruments. Any such reduction in the net book value of IP's generation-related assets would help position IP to operate competitively and profitably in the changing business environment. This accelerated charge would have a direct impact on earnings but not on cash flows.

         The Financial Accounting Standards Board (FASB) issued FAS 128, "Earnings Per Share (EPS)" in February 1997, effective for financial statements issued after December 15, 1997. FAS 128 establishes standards for computing and presenting EPS and replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively.

         The FASB issued FAS 130, "Reporting Comprehensive Income" in June 1997, effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Illinova and Illinois Power do not currently have any components of comprehensive income in any period presented herein. Illinova and Illinois Power will continue to analyze the disclosure requirements of FAS 130.

     The FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997, effective for periods beginning after December 15, 1997. FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for the way public business enterprises report financial and descriptive information about their reportable operating segments in their financial statements. Generally, financial information is required to be reported on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Illinova and Illinois Power continue to evaluate the provisions of FAS 131 to determine the impact of the revised disclosure requirements on its 1998 financial statements.


         MANUFACTURED GAS PLANT SITES

         IP's estimated liability for Manufactured Gas Plant (MGP) site remediation is $63 million. This amount represents IP's current best estimate of the cost that it will incur in remediation of the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot presently determine its ultimate liability for remediation of the sites.

         IP is currently recovering MGP site remediation costs through tariff riders approved by the ICC. Accordingly, IP has recorded a regulatory asset on its balance sheet totaling $63 million as of March 31, 1998. Management expects that cleanup costs will be fully recovered from IP's transmission and distribution customers.

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

PREFERRED STOCK VOTE

         Illinois Power is seeking approval from preferred stockholders for an amendment of the IP Articles of Incorporation to remove a restriction limiting the amount of unsecured debt to not more than 20% of total capitalization excluding unsecured debt. Preferred shareholders of record as of April 6, 1998 are entitled and solicited to vote on this matter at a special meeting of IP common and preferred shareholders scheduled May 29, 1998.

TREASURY STOCK

         Through March 31, 1998, IP has purchased a total of 9,428,645 shares of its common stock from Illinova, all of which are held as treasury stock and are deducted from common equity at the cost of the shares purchased.
No shares of IP common stock were purchased during the first quarter.

                 ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This report contains estimates, projections and other forward-looking statements that involve risks and uncertainties. Actual results or outcomes could differ materially from those provided in the forward-looking statements as a result of such important factors as: the outcome of state and federal regulatory proceedings affecting the restructuring of the electric and gas utility industries; the impacts of new laws and regulations on Illinova and its subsidiaries relating to restructuring, environmental, and other matters ; the effects of increased competition on the utility businesses; risks of owning and operating a nuclear facility; changes in prices and cost of fuel; factors affecting non-utility investments, such as the risk of doing business in foreign countries; construction and operation risks; and increases in financing costs.

         Reference is made to the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Illinova's 1997 Annual Report to Shareholders (included in the Proxy Statement), the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in IP's 1997 Annual Report to Shareholders (included in the Information Statement), and Illinova's and IP's Form 10-K for the year ended December 31, 1997.


ILLINOVA SUBSIDIARIES

         IP, a subsidiary of Illinova, engages in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. IP has preferred shares outstanding but its common stock is wholly-owned by Illinova.

         IGC is a wholly-owned independent power subsidiary of Illinova and invests in energy supply projects throughout the world. IGC's strategy is to invest in and develop "greenfield" power plants, acquire existing generation facilities and provide power plant operations and maintenance services.

         IEP is a wholly-owned subsidiary of Illinova. IEP develops and markets energy-related services to the unregulated energy market throughout the United States and engages in the brokering and marketing of electric power and gas.

         IIC is a wholly-owned subsidiary of Illinova and was licensed by the State of Vermont as a captive insurance company. The primary business of IIC is to insure certain risks of Illinova and its subsidiaries.


         IBE is a wholly-owned subsidiary of Illinova and was created to account for miscellaneous business activities not regulated by the ICC or the Federal Energy Regulatory Commission (FERC) and not falling within the business scope of other Illinova subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
         CAPITAL RESOURCES AND REQUIREMENTS

         Cash flows from operations during the first three months of 1998 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and all of IP's construction requirements. Additionally, Illinova expects 1998 cash flows (including external financings) will enable it to meet operating requirements and continue to service IP's and Illinova's existing debt, IP's preferred and Illinova's common stock dividends, IP's sinking fund requirements and IP's and Illinova's anticipated construction requirements. IP periodically repurchases shares of its common stock from Illinova to provide Illinova cash for operations, in accordance with authority granted by the ICC. For more information, see "Treasury Stock" of the "Notes to Consolidated Financial Statements" on page 15 of this report.

         IP's capital requirements for construction were approximately $48 million and $34 million during the three months ended March 31, 1998 and 1997, respectively.

         Illinova and IP currently have total lines of credit represented by bank commitments of $150 million and $354 million, respectively. Both Illinova and IP have adequate short- and intermediate-term bank borrowing capacity. Currently, Illinova is reviewing additional financing alternatives to provide cash for operating and investment purposes. Under its $300 million shelf registration statement with the SEC, Illinova has remaining authority to issue $160 million in debt securities. On January 28, 1998, Illinova issued $40 million of 6.46% medium-term notes due October 1, 2002 under the shelf registration statement.



         On February 26, 1998, IP issued a redemption notice for all outstanding bonds of its 6.00% Pollution Control First Mortgage Bonds due 2007 ($18.7 million) and its 8.30% Pollution Control First Mortgage Bonds due 2017 ($33.8 million). Both series were called April 1, 1998. On March 6, 1998, IP issued $18.7 million of 5.40% Pollution Control First Mortgage Bonds due 2028 and $33.8 million of 5.40% Pollution Control First Mortgage Bonds due 2028.

          IP will hold a special meeting of shareholders on May 29, 1998 to vote on an amendment to its Articles to remove a restriction limiting IP's ability to issue unsecured debt. The amendment requires the separate class vote of two-thirds of outstanding shares of preferred stock. See "Preferred Stock Vote" in "Notes to Consolidated Financial Statements" page 15.

         Presently, IP's mortgage bonds are rated Baa1 by Moody's, BBB+ by Duff & Phelps, and BBB by Standard & Poor's. IP's preferred stock is rated Baa2 by Moody's and BBB- by both Duff & Phelps and Standard & Poor's. Illinova's senior and medium-term notes have a rating of Baa3 and BBB- from Moody's and Standard & Poor's, respectively.


ACCOUNTING MATTERS

         For further information on accounting issues, see "Accounting Matters" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on pages 13-14 of this report.

CLINTON POWER STATION

         In September 1996, a leak in a recirculation pump seal caused IP operations personnel to shut down Clinton. Clinton has not resumed operation.

         In January 1997 and again in June 1997, the Nuclear Regulatory Commission (NRC) named Clinton among plants having a trend of declining performance. In June 1997, IP committed to conduct an Integrated Safety Assessment (ISA) to thoroughly assess Clinton's performance. The ISA was conducted by a team of 30 individuals with extensive nuclear experience and no substantial previous involvement at Clinton. Their report concluded that the underlying reasons for the performance problems at Clinton were ineffective leadership throughout the organization in providing standards of excellence, complacency throughout the organization, barrier weaknesses and weaknesses in teamwork. In late October, a team commissioned by the NRC performed an evaluation to validate the ISA results. In December, this team concluded that the findings of the ISA accurately characterized Clinton's performance deficiencies and their causes.

         On January 5, 1998, IP and PECO Energy Company (PECO) announced an agreement under which PECO will provide management services for Clinton. Although a PECO team will help manage the plant, IP will continue to maintain the operating license for Clinton and retain ultimate oversight of the plant. PECO employees have assumed senior positions at Clinton, but the plant will remain primarily staffed by IP employees. IP made this decision based on a belief that bringing in PECO's experienced management team would be the most efficient way to get Clinton back on line and operating at a superior level as quickly as possible.

         On January 21, 1998, the NRC placed Clinton on its Watch List of nuclear plants that require additional regulatory oversight because of declining performance. Twice a year the NRC evaluates the performance of nuclear power plants in the United States and identifies those which require additional regulatory oversight. Once placed on the Watch List, a plant must demonstrate consistent improved performance before it is removed from the list. The NRC will monitor Clinton more closely than plants not on the Watch List. This may include increased inspections, additional required documentation, NRC-required approval of processes and procedures, and higher-level NRC oversight.

         On February 19, 1998, IP filed Clinton's Summary Plan for Excellence with the NRC. This recovery/restart program to get Clinton back online is now going through a formal NRC review process.

         The NRC has advised IP that it must submit a written report to the NRC at least two weeks prior to restarting Clinton, giving the agency reasonable assurance that IP's actions to correct recurring weaknesses in the corrective action program have been effective. After the report is submitted, the NRC staff plans to meet with IP's management to discuss the plant's readiness for restart.

         Although no specific restart date has been established, Clinton is expected to return to operation by the end of 1998. IP currently expects Clinton's 1998 operating and maintenance expenses to be at least $20 million more than Clinton's 1997 expenses.


         The prolonged outage at Clinton is having an adverse effect on Illinova's and IP's financial condition, through higher operating and maintenance and capital costs, lost opportunities to sell energy, and replacement power costs. The magnitude of these costs and lost opportunities is unknown because of uncertainty regarding the timing of Clinton's return to service, the ultimate cost of restart and uncertain market conditions. Previously disclosed earnings expectations are subject to the effects of these uncertainties and changes.

REGULATORY MATTERS

         SOYLAND PCA

         The FERC approved an amended Power Coordination Agreement (PCA) between Soyland and IP in July 1997. Under the amended PCA, Soyland is allowed to prepay an Elected Capacity Reduction Fee associated with a unilateral reduction in its base capacity charge under the PCA. In December 1997, Soyland signed a letter of intent to pay in advance the remainder of its base capacity charges in the PCA. The fee of approximately $70 million is contingent upon Soyland obtaining the necessary financing and regulatory approvals, expected during the second quarter of 1998. During the first quarter of 1998, IP received $30 million from Soyland. The prepayment has been deferred and is being recognized as interchange revenue over the initial term of the PCA which is from September 1, 1996 through August 31, 2006.


         UNIFORM FUEL ADJUSTMENT CLAUSE

         Previously, IP's rate schedules contained provisions for passing through to its electric customers increases or decreases in the cost of energy provided to its native load customers under the UFAC. Such costs included fuel and allowable fuel transportation costs, emission allowance costs, DOE spent fuel disposal fees and costs of power purchased to serve native load. However, on March 6, 1998, IP made the ICC filing required for elimination of the UFAC. This established a new base fuel cost recoverable in IP's electric tariffs effective on the date of the filing. As provided in P.A. 90-561, the new base fuel cost is 1.287 cents per kwh, which is equal to 91 percent of IP's average prudent and allowable fuel and purchased power supply costs in the two most recent years for which the ICC has approved the level of recovery. Every year UFAC cost recoveries are audited by the ICC in a reconciliation proceeding in which they may be adjusted upward for actual costs not recovered, or downward through a disallowance of costs incurred. By opting out of the UFAC, IP eliminates exposure for potential disallowed fuel and purchased power costs for periods after December 31, 1996, as those years will no longer be subject to the ICC's annual reconciliation proceeding. This change will prevent IP from automatically passing through increases in cost and will expose IP to the risks and opportunities of price volatility in the marketplace. Whether electric energy costs will continue to be recovered in revenues from customers will depend on a number of factors, including the number of customers served, demand for electric service, and changes in fuel cost components. These variables may be influenced, in turn, by market conditions, availability of generating capacity, future regulatory proceedings, and environmental protection costs, among other things.


         DEREGULATION RULEMAKINGS AND TARIFFS

         As a result of P.A. 90-561, ICC rulemakings are underway covering issues such as affiliated interests and reliability. In February 1998, these two ICC rulemaking processes began with the filing of initial written testimony by utilities and other groups. Rulemaking processes for other issues are in various stages.

         Affiliate Interest Rulemaking - The ICC is considering what restrictions, if any, should be placed on Illinois utilities and their affiliated companies. Testimony has been filed, cross-examination heard by the parties involved, and the record closed, with legal briefs filed in April. The hearing examiner's proposed order was issued on May 7, 1998. Emergency rules issued by the ICC are expected by June 15, 1998, and will be in effect for 150 days. The Joint Committee on Administrative Rules (a legislative committee focusing on proper format and due process) must issue final rules by December 1998.

         Reliability Rulemaking - Provisions of P.A. 90-561 mandate that rules be in place to address transmission and distribution reliability during the transition to a deregulated industry. The ICC is scheduled to have preliminary rules established by June 15, 1998, with final rules in place by November 15, 1998.




         OPEN ACCESS AND COMPETITION

         See "Open Access and Competition" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on pages 12-13 of this report for additional information.

YEAR 2000 DATA PROCESSING

         In November 1996, Illinova deployed a project team to coordinate the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations.

         These actions are necessary to ensure that systems and applications will recognize and process coding for the year 2000 and beyond. Major areas of potential business impact have been identified and initial conversion efforts are underway. Illinova also is communicating with third parties with whom it does business to ensure continued business operations. The cost of achieving year 2000 compliance is estimated to be at least $18 million through 1999. Contingency plans for operating without year 2000 compliance have not been developed. Such activity will depend on assessment of progress. Project completion is planned for the fourth quarter of 1999.


ENVIRONMENTAL MATTERS
         GAS MANUFACTURING SITES


         See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on pages 14 and 15 of this report.


         NITROGEN OXIDE

         Regulators are continuing to examine potential approaches for compliance with current federal ozone air quality standards. On November 7, 1997, the U.S. EPA proposed air pollution rules which would require substantial reductions of NOx emissions in Illinois and 21 other states. The proposal would require the installation of NOx controls by September 2002. This proposal is expected to be finalized by November 1998 with Illinois utility reduction requirements specified in 1999. Preliminary cost estimates to comply with the proposed NOx limitations are $130 to $150 million beyond what is already needed to comply with the NOx requirements of Phase II of the Acid Rain Program. The legality of this proposal along with its technical feasibility is expected to be challenged by a number of utilities and utility groups, including IP.

         Illinois Governor Jim Edgar joined nine Midwest governors in sending a letter March 9, 1998, to President Clinton expressing concern with the EPA's proposed plan to reduce NOx emissions. A similar letter signed by the Illinois Congressional delegation also went to the President on March 9. The letter commits those states to developing an alternative reduction proposal by August 1, 1998. Instead of an overly expensive, one-size-fits-all federal approach, the states seek guidelines for efficient ozone reductions that meet individual state needs.


         GLOBAL WARMING

         On December 11, 1997, international negotiations to reduce greenhouse gas emissions concluded with the adoption of the Kyoto Protocol. This Protocol requires the United States to reduce greenhouse gas emissions to 7% below 1990 levels during the years 2008 through 2012 and to make further reductions thereafter. This Protocol must be ratified by the United States Senate. United States Senate Resolution 98 (passed 95-0) indicates the Senate would not ratify an agreement that fails to involve all countries or would damage the United States economy. Ratification will be a major political issue since the Protocol does not contain key elements that Senate Resolution 98 said would be necessary for ratification. It is anticipated that ratification will not occur in 1998.

         IP will face major changes in how it generates electricity if the Kyoto Protocol is ratified, or if the Protocol's reduction goals are incorporated into other environmental regulations. IP would have to repower some generating units and change from coal to natural gas in other units to reduce greenhouse gas emissions. IP estimates that compliance with these proposed regulations may require significant capital outlays and annual operating expenses which could have a material adverse impact on Illinova and IP.


POWER SUPPLY AND RELIABILITY

         Electricity may be in short supply throughout Illinois and Wisconsin this summer because of an unusually high number of plant outages in this region. IP is attempting to secure generation and transmission capacity in order to guard against disruptions in service. If the weather is abnormally hot or if IP's major generating units were to require maintenance and/or experience delay in returning to service, IP may be unable to meet demand because of the limited availability of power in the region and limited ability to import power. IP has taken additional steps to avoid potential shortages, including inspecting and upgrading transmission lines and equipment and readying emergency procedures. Expenses will be incurred in an effort to adequately prepare for the summer situation which could have a material adverse impact on Illinova and IP.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Electric Operations - Electric revenues for the first quarter of 1998 decreased $5.6 million compared to the first quarter of 1997 due largely to decreased sales to residential and commercial customers. Electric interchange revenues increased $69.7 million primarily due to increased activity on the interchange market. Power purchased increased $61.3 million due largely to increased interchange activity. During the quarter, Fuel for electric plants increased $10.4 million due primarily to an increase in unrecoverable fuel costs largely due to the elimination of the Uniform Fuel Adjustment Clause. For more information, see "Uniform Fuel Cost Adjustment" under "Regulatory Matters" of the "Management's Discussion and Analysis" on page 19 of this report. These factors combined to decrease electric margin $7.6 million for the quarter.

         Kilowatt hour (kwh) sales to ultimate consumers decreased 3.9% for the quarter due to decreases of 9.5% and 5.9% in the residential and the commercial markets, respectively. Heating degree days decreased approximately 15% from 1997 which contributed to the decrease in sales to the temperature-sensitive markets.

         For the first quarters of 1998 and 1997, Clinton was unavailable due to the continued outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 79.5% and 70.9% for the three months ended March 31, 1998 and 1997, respectively. The lower equivalent availability for the fossil plants in 1997 was primarily due to the fire and subsequent shut-down of the Wood River fossil station in December 1996.

         Gas Operations - For the quarter, gas margin decreased $13.7 million. Gas revenues decreased $47.4 million reflecting an 18% decrease in therm sales (excluding transport) caused by the mild winter weather. Gas purchased costs decreased $33.7 million due to the lower consumption.

         Operation and Maintenance Expenses - The current quarter increase of $29.7 million is primarily due to higher operating and maintenance expenses associated with the Clinton outage. For more information, see "Clinton Power Station" of the "Management's Discussion and Analysis" on pages 17-18 of this report.

         Diversified enterprises - Due primarily to decreased sales activity at IEP, diversified enterprise revenues decreased $11.7 million for the first quarter of 1998, which was offset by a decrease in diversified enterprise expenses of $13.7 million.

         Earnings per Common Share - The earnings per common share for Illinova during the first quarter of 1998 and 1997 resulted from the interaction of all of the factors discussed herein as well as fewer shares of common stock outstanding.

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

         A three-judge panel ruled in July 1996 that the DOE's obligation to take spent fuel, by the January 1998 date specified in the NWPA, is binding and unconditional. The DOE notified utilities in December 1996 that it may not be able to meet the 1998 deadline, and solicited utility suggestions on how to accommodate the potential delay. In January 1997, petitions were filed in the D.C. Circuit Court of Appeals by IP and other utilities and state utility commissions, seeking further enforcement of DOE's obligation. In response, the Court has reaffirmed its ruling that the DOE obligation is unconditional, but has not granted injunctive relief. This means that the Court has found the DOE in breach of DOE's obligation but has not literally ordered the DOE to perform. On May 5, 1998, the court issued another order denying all motions before it on the basis that the various requests for relief were either beyond the scope of that court's jurisdiction or premature. This reaffirmed its earlier ruling that the DOE has an unconditional statutory obligation to perform, and offering relief if contract remedies imposed by a different court are inconsistent with this statutory duty.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     See "Notes to Consolidated Financial Statements" for a discussion of proxy action and vote of preferred shareholders.

ITEM 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits

          The Exhibits filed with this 10-Q are listed on the Exhibit Index.

   (b) Reports on Form 8-K since December 31, 1997:

                   Report filed on Form 8-K on January 8, 1998
                   Other  Events:  IP selects PECO Nuclear to manage
                                   Clinton  Power  Station.  Impacts of
                                   Illinois P.A.  90-561 and returning
                                   Clinton to operation will result in a
                                   fourth quarter 1997 charge of $260
                                   million (net of income taxes).

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





                  Report filed on Form 8-K on April 14, 1998
                  Other Events:   Illinova releases 1998 first quarter
                                  earnings and provides earnings outlook
                                  for 1998.


                  Report filed on Form 8-K on May 6, 1998
                  Other  Events:  Illinois  Power  withdraws  its
                                  March  18,  1998  application  seeking
                                  ICC  authorization for securitization
                                  funding.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ILLINOVA CORPORATION
                                                       (Registrant)



                                                   By /s/ Leah Manning Stetzner
                                                   -------------------------
                                                   Leah Manning Stetzner,
                                                   General Counsel and
                                                   Corporate Secretary
                                                   on behalf of
                                                   Illinova Corporation




Date: May 13, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ILLINOIS POWER COMPANY
                                                       (Registrant)




                                                   By /s/ Leah Manning Stetzner
                                                   ---------------------------
                                                   Leah Manning Stetzner,
                                                   Vice President, General
                                                   Counsel, and Corporate
                                                   Secretary on behalf of
                                                   Illinois Power Company



Date: May 13, 1998

                                  EXHIBIT INDEX


                                                            PAGE NO. WITHIN
                                                          SEQUENTIAL NUMBERING
EXHIBIT                          DESCRIPTION                   SYSTEM


  27                Financial Data Schedule UT
                    (filed herewith)