Form 10-Q/A
period 1998-06-30
ILLINOVA CORP
filed 1998-08-13
CIK 914755

Amendment 1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 1998

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

Illinova Corporation          Common stock, no par value, 71,713,387
                              shares outstanding at July 31, 1998

Illinois Power Company        Common stock, no par value, 65,150,562
                              shares outstanding held by Illinova
                              Corporation at July 31, 1998

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

             FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX
                                                                     PAGE NO.
Part I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Illinova Corporation

                  Consolidated Balance Sheets                         3 - 4
                  Consolidated Statements of Income                       5
                  Consolidated Statements of Cash Flows                   6

            Illinois Power Company

                  Consolidated Balance Sheets                         7 - 8
                  Consolidated Statements of Income                       9
                  Consolidated Statements of Cash Flows                  10

            Notes to Consolidated Financial Statements of
                  Illinova Corporation and
                  Illinois Power Company                            11 - 16

   Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations for Illinova Corporation
                       and Illinois Power Company                   17 - 26

Part II.  OTHER INFORMATION

   Item 1:  Legal Proceedings                                            27

   Item 4:  Submission of Matters to a Vote of
            Security Holders                                             28

   Item 6:  Exhibits and Reports on Form 8-K                             28

   Signatures                                                       29 - 30

   Exhibit Index                                                         31

                          PART I. FINANCIAL INFORMATION
                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                  JUNE 30,       DECEMBER 31,
                                                    1998             1997
            ASSETS                               (Unaudited)      (Audited)
                                                    (Millions of Dollars)

Utility Plant, at original cost
   Electric (includes construction work
        in progress of $186.9 million and
        $214.3 million, respectively)             $  6,780.5        $  6,690.4
   Gas (includes construction work
        in progress of $12.4 million and
        $10.7 million, respectively)                   675.3             663.0
                                                  ----------        ----------
                                                     7,455.8           7,353.4
Less-Accumulated depreciation                        2,891.6           2,808.1
                                                  ----------        ----------
                                                     4,564.2           4,545.3
Nuclear fuel in process                                  6.1               6.3
Nuclear fuel under capital lease                       129.2             126.7
                                                  ----------        ----------
       Total utility plant                           4,699.5           4,678.3
                                                  ----------        ----------
Investments and Other Assets                           230.3             198.8
                                                  ----------        ----------
Current Assets
   Cash and cash equivalents                            17.4              33.0
   Accounts receivable (less allowance
     for doubtful accounts of $5.5 million)
       Service                                         162.1             115.6
       Other                                            87.4             102.3
   Accrued unbilled revenue                             74.5              86.3
   Materials and supplies, at average cost            120.3              118.6
   Prepayments and other                                30.2              64.4
                                                  ----------        ----------
       Total current assets                            491.9             520.2
                                                  ----------        ----------

Deferred Charges                                       216.2             185.7
                                                  ----------        ----------
                                                  $ 5,637.9         $  5,583.0
                                                  ==========        ==========

                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                  JUNE 30,       DECEMBER 31,
                                                    1998            1997
CAPITAL AND LIABILITIES                          (Unaudited)      (Audited)
                                                    (Millions of Dollars)

Capitalization
   Common stock -
     No par value, 200,000,000 shares authorized;
     75,681,937 shares issued, stated at                  $ 1,425.7   $  1,425.7
   Less - Deferred compensation - ESOP                          7.9         10.2
   Retained earnings                                          (16.5)        51.7
   Less - Capital stock expense                                 7.3          7.3
   Less - 3,968,550 and 4,000,000 of common stock in
     treasury, respectively, at cost                           89.7         90.4
                                                            --------    --------
       Total common stock equity                            1,304.3      1,369.5
   Preferred stock of subsidiary                               57.1         57.1
   Company obligated mandatorily redeemable
    preferred stock of subsidiary                             197.0        197.0
   Long-term debt                                             140.0        100.0
   Long-term debt of subsidiary                             1,610.2      1,617.5
                                                            --------    --------
       Total capitalization                                 3,308.6      3,341.1
                                                            --------    --------
Current Liabilities
   Accounts payable                                           288.9        177.3
   Notes payable                                              368.3        415.3
   Long-term debt and lease obligations of
     subsidiary maturing within one year                       41.0         87.5
   Other                                                      200.4        181.6
                                                            --------    --------
       Total current liabilities                              898.6        861.7
                                                            --------    --------
Deferred Credits
   Accumulated deferred income taxes                          961.6        969.0
   Accumulated deferred investment tax credits                204.8        208.3
   Other                                                      264.3        202.9
                                                            --------    --------
       Total deferred credits                               1,430.7      1,380.2
                                                            --------    --------

                                                          $ 5,637.9   $  5,583.0
                                                            ========    ========

                             ILLINOVA CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
        (See accompanying Notes to Consolidated Financial Statements)
                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JUNE 30,                     JUNE 30,
                                        1998          1997          1998           1997
                                                          (Unaudited)
                                          (Millions of dollars except per share amounts)
Operating Revenues:
   Electric                          $     304.5   $     301.7  $      581.1  $      583.9
   Electric interchange                    112.7          53.5         209.0          80.1
   Gas                                      49.8          60.1         166.4         224.1
   Diversified enterprises                  80.3         127.6         166.2         225.2
                                    ------------  ------------  ------------  ------------
     Total                                 547.3         542.9       1,122.7       1,113.3
                                    ------------  ------------  ------------  ------------
Operating Expenses:
   Fuel for electric plants                 53.9          52.2         109.6          97.5
   Power purchased                         229.4          45.6         326.5          81.4
   Gas purchased for resale                 22.4          22.8          88.4         122.5
   Diversified enterprises                  85.0         150.8         179.7         259.2
   Other operating expenses                 87.9          63.6         167.7         123.0
   Maintenance                              35.0          30.5          64.0          50.2
   Depreciation & amortization              50.5          49.3         101.2          98.3
   General taxes                            34.3          33.0          73.0          71.7
                                    ------------  ------------  ------------  ------------
     Total                                 598.4         447.8       1,110.1         903.8
                                    ------------  ------------  ------------  ------------
Operating Income (Loss)                    (51.1)         95.1          12.6         209.5
                                    ------------  ------------  ------------  ------------
Other Income and Deductions:
  Miscellaneous-net                          2.8           1.4           1.3           2.2
  Equity earnings in affiliates              3.4           2.4           8.9           6.4
                                    ------------  ------------  ------------  ------------
    Total                                    6.2           3.8          10.2           8.6
                                    ------------  ------------  ------------  ------------
Income (Loss) Before Interest
  Charges and Income Taxes                 (44.9)         98.9          22.8         218.1
                                    ------------  ------------  ------------  ------------
Interest Charges:
  Interest expense                          35.9          36.0          72.5          74.2
  Allowance for borrowed funds
     used during construction               (1.2)         (1.3)         (2.3)         (2.7)
  Preferred dividend
     requirements of subsidiary              5.0           5.4           9.9          10.9
                                    ------------  ------------  ------------  ------------
     Total                                  39.7          40.1          80.1          82.4
                                    ------------  ------------  ------------  ------------
Income (Loss) Before Income Taxes          (84.6)         58.8         (57.3)        135.7
                                    ------------  ------------  ------------  ------------
Income Taxes                               (37.6)         27.4         (33.3)         60.3
                                    ------------  ------------  ------------  ------------
Net Income (Loss) Applicable to
  Common Stock                      $      (47.0) $       31.4   $     (24.0) $       75.4
                                    ============  ============  ============  ============
Earnings per common share (basic           $(0.66)        $0.42        $(0.34)        $1.00
  and diluted)
Cash dividends declared per
  common share                              $0.31         $0.31         $0.62         $0.62
Cash dividends paid per
  common share                              $0.31         $0.31         $0.62         $0.62
Weighted average number of
  common shares outstanding
  during period                        71,712,791    75,648,456    71,707,054     75,665,104


                              ILLINOVA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                  1998              1997
                                                       (Unaudited)
                                                   (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                          $    (24.0)         $   75.4
  Items not requiring cash, net                    29.4             132.2
  Changes in assets and liabilities               229.3             (18.0)
                                               --------          --------
  Net cash provided by operating
    activities                                    234.7             189.6
                                               --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                      (115.0)            (67.6)
  Other investing activities                      (28.3)            (23.2)
                                               --------          --------
  Net cash used in investing
    activities                                   (143.3)            (90.8)
                                               --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on common stock                       (44.4)            (46.8)
  Repurchase of common stock                       --               (11.2)
  Reissuance of common stock                        0.7              --
  Redemptions -
   Short-term debt                               (154.8)           (188.5)
   Long-term debt of subsidiary                  (109.2)           (150.2)

  Issuances -
   Short-term debt                                107.8              52.4
   Long-term debt                                  92.4             250.0
  Other financing activities                        0.5              (5.3)
                                              ---------         ---------
  Net cash used in financing
   activities                                    (107.0)            (99.6)
                                              ---------         ---------
NET CHANGE IN CASH AND
   CASH EQUIVALENTS                               (15.6)             (0.8)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                            33.0              24.6
                                              ---------         ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                           $    17.4         $    23.8
                                              =========         =========

                                   ILLINOIS POWER COMPANY
                                CONSOLIDATED BALANCE SHEETS
               (See accompanying Notes to Consolidated Financial Statements)


                                                JUNE 30,      DECEMBER 31,
                                                  1998           1997
ASSETS                                         (Unaudited)     (Audited)
                                                   (Millions of Dollars)

Utility Plant, at original cost
  Electric (includes construction work
   in progress of $186.9 million and
      $214.3 million, respectively)           $    6,780.5    $    6,690.4
  Gas (includes construction work
   in progress of $12.4 million and
      $10.7 million, respectively)                   675.3           663.0
                                              ------------     ------------
                                                   7,455.8         7,353.4
Less-Accumulated depreciation                      2,891.5         2,808.1
                                              ------------     ------------
                                                   4,564.3         4,545.3
Nuclear fuel in process                                6.1             6.3
Nuclear fuel under capital lease                     129.2           126.7
                                              ------------     ------------
     Total utility plant                           4,699.6         4,678.3
                                              ------------     ------------
Investments and Other Assets                           5.1             5.9
                                              ------------     ------------
Current Assets
  Cash and cash equivalents                            6.3            17.8
  Accounts receivable (less allowance
   for doubtful accounts of $5.5 million)
     Service                                         162.1           115.6
     Other                                            29.4            16.6
  Accrued unbilled revenue                            74.5            86.3
  Materials and supplies,
   at average cost                                   119.5           117.3
  Prepayments and other                               31.6            61.2
                                              ------------     ------------
     Total current assets                            423.4           414.8
                                              ------------     ------------

Deferred Charges                                     220.9           192.5
                                              ------------     ------------
                                              $    5,349.0    $    5,291.5
                                              ============     ============

                                   ILLINOIS POWER COMPANY
                                CONSOLIDATED BALANCE SHEETS
               (See accompanying Notes to Consolidated Financial Statements)

                                                    JUNE 30,   DECEMBER 31,
                                                     1998         1997
CAPITAL AND LIABILITIES                            (Unaudited) (Audited)
                                                   (Millions of Dollars)

Capitalization
  Common stock -
   No par value, 100,000,000 shares
   authorized; 75,643,937 shares issued,
   stated at                                  $    1,424.6    $    1,424.6
  Retained earnings                                   26.6            89.5
  Less - Capital stock expense                         7.3             7.3
  Less - 10,493,375 and 9,428,645 shares of
    common stock in treasury, respectively,
    at cost                                          237.1           207.7
                                              ------------     ------------
     Total common stock equity                     1,206.8         1,299.1
  Preferred stock                                     57.1            57.1
  Company obligated mandatorily
   redeemable preferred stock                        197.0           197.0
  Long-term debt                                   1,610.2         1,617.5
                                              ------------     ------------
     Total capitalization                          3,071.1         3,170.7
                                              ------------     ------------
Current Liabilities
  Accounts payable                                   240.0           102.7
  Notes payable                                      368.3           376.8
  Long-term debt and lease
   obligations maturing
   within one year                                    41.0            87.5
  Other                                              181.8           162.1
                                              ------------     ------------
     Total current liabilities                       831.1           729.1
                                              ------------     ------------
Deferred Credits
  Accumulated deferred income taxes                  977.8           980.6
  Accumulated deferred investment
   tax credits                                       204.8           208.3
  Other                                              264.2           202.8
                                              ------------     ------------
     Total deferred credits                        1,446.8         1,391.7
                                              ------------     ------------
                                              $    5,349.0    $    5,291.5
                                              ============     ============


                             ILLINOIS POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
         (See accompanying Notes to Consolidated Financial Statements)

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                       1998            1997         1998           1997
                                                         (Unaudited)
                                                    (Millions of Dollars)
Operating Revenues:
   Electric                        $     304.5    $     301.7   $      581.1  $      583.9
   Electric interchange                  112.7           53.5          209.0          80.1
   Gas                                    49.8           60.1          166.4         224.1
                                  ------------   ------------   ------------  ------------
     Total                               467.0          415.3          956.5         888.1
                                  ------------   ------------   ------------  ------------

Operating Expenses and Taxes:
   Fuel for electric plants               53.9           52.2          109.6          97.5
   Power purchased                       229.4           45.6          326.5          81.4
   Gas purchased for resale               22.4           22.8           88.4         122.5
   Other operating expenses               87.9           63.6          167.7         123.0
   Maintenance                            35.0           30.5           64.0          50.2
   Depreciation & amortization            50.5           49.3          101.2          98.3
   General taxes                          34.3           33.0           73.0          71.7
   Income taxes                          (36.6)          35.7          (25.9)         72.0
                                  ------------   ------------   ------------  ------------
     Total                               476.8          332.7          904.5         716.6
                                  ------------   ------------   ------------  ------------
Operating Income (Loss)                   (9.8)          82.6           52.0         171.5
                                  ------------   ------------   ------------  ------------
Other Income and Deductions, Net           1.3            1.7            2.9           2.3
                                  ------------   ------------   ------------  ------------
Income (Loss) Before Interest
Charges                                   (8.5)          84.3           54.9         173.8
                                  ------------   ------------   ------------  ------------
Interest Charges and Other:
  Interest Expense                        33.3           34.2           67.4          70.1
  Allowance for borrowed funds
    used during construction              (1.2)          (1.3)          (2.3)         (2.7)
                                  ------------   ------------   ------------  ------------
     Total                                32.1           32.9           65.1          67.4
                                  ------------   ------------   ------------  ------------
Net Income (Loss)                        (40.6)          51.4          (10.2)        106.4
   Less-Preferred dividend
     requirements                          5.0            5.4            9.9          10.9
                                  ------------   -------------  ------------  -------------
Net Income (Loss) Applicable to
  Common Stock                      $    (45.6)   $      46.0    $     (20.1) $       95.5
                                  ============   ============   ============  ============

                             ILLINOIS POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                               1998              1997
                                                    (Unaudited)
                                               (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                       $         (10.2) $         106.4
  Items not requiring cash, net                      34.0            133.7
  Changes in assets and liabilities                 222.9            (14.5)
                                         ----------------  ---------------
  Net cash provided by operating                    246.7            225.6
   activities                            ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                        (115.0)           (67.6)
  Other investing activities                          3.9             --
                                         ----------------  ---------------
  Net cash used in investing                       (111.1)           (67.6)
    activities                           ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends on preferred and common
     stock                                          (52.7)           (58.0)
   Repurchase of common stock                       (29.4)           (27.5)
   Redemptions -
    Short-term debt                                (107.4)          (111.5)
    Long-term debt                                 (109.2)          (150.2)
   Issuances
    Short-term debt                                  98.9             52.4
    Long-term debt                                   52.4            150.0

  Other financing activities                          0.3             (5.3)
                                         ----------------  ---------------
Net cash used in financing activities              (147.1)          (150.1)
                                         ----------------  ---------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                       (11.5)             7.9
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            17.8             12.5
                                         ----------------  ---------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                $           6.3   $         20.4
                                          ===============   ==============

            ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

      Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission (SEC). However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See the consolidated financial statements and the accompanying notes in Illinova's 1997 Annual Report to Shareholders, (included in the Proxy Statement), the consolidated financial statements and the accompanying notes in IP's 1997 Annual Report to Shareholders (included in the Information Statement), Illinova's and IP's 1997 Form 10-K filings to the SEC, Illinova's and IP's Report on Form 10-Q for the quarter ended March 31, 1998, and Illinova's and IP's 1998 Form 8-K filings to the SEC for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

     In the opinion of Illinova, the accompanying unaudited June 30, 1998 and audited December 31, 1997 consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997, the Consolidated Statements of Income for the three months and the six months ended June 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997. In addition, it is Illinova's and IP's opinion that the accompanying unaudited June 30, 1998 and audited December 31, 1997 consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997, the Consolidated Statements of Income for the three months and the six months ended June 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

     The consolidated financial statements of Illinova include the accounts of Illinova, IP, Illinova Generating Company (IGC), Illinova Insurance Company
(IIC), Illinova Energy Partners, Inc. (IEP), and Illinova Business Enterprises, Inc. (IBE). IBE was incorporated in 1998 in the state of Illinois. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the sections titled "Diversified enterprises", "Interest expense", "Income taxes" and "Other Income and Deductions" in Illinova's Consolidated Statements of Income.

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

REGULATORY AND LEGAL MATTERS

      OPEN ACCESS AND COMPETITION

      On December 16, 1997, Illinois Governor Edgar signed electric deregulation legislation, An Act in Relation to the Competitive Provision of Utility Services (P.A. 90-561). P.A. 90-561 gives IP's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and an additional 5 percent decrease effective on May 1, 2002. The rate decreases are expected to result in revenue reductions of approximately $40 million in 1998, approximately $80 million in each of the years 1999 through 2001 and approximately $100 million in 2002, based on current consumption. Customers with demand greater than 4 MW at a single site will be free to choose their electric generation suppliers ("direct access") starting in October 1999. Customers with at least 10 sites which aggregate at least 9.5 MW in total demand also will have direct access starting October 1999. Direct access for the remaining non-residential customers will occur in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates, and remains obligated to provide delivery service to all at regulated rates. In 1999, rates for delivery services will be established in proceedings mandated by the legislation.

     Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

1) Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer. The transmission charges are calculated by subtracting from a customer's fully bundled rate an amount equal to a) delivery charges the utility will continue to receive from the customer, b) the market value of freed-up energy, and c) a mitigation factor, which is the higher of a fixed rate per Kwh or a percentage of the customer's bundled base rate. The mitigation factor is designed to provide incentive for management to continue cost reduction efforts and generate new sources of revenue;

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

     On June 26, 1998, the Company filed an application with the Illinois Commerce Commission (ICC) seeking approval for securitization bonds totaling $864 million. This represents 25% of the company's capitalization at December 31, 1996 as allowed by the 1997 Electric Utility Transition Funding law. The proceeds from these bonds will be used to lower IP's cost of capital by repurchasing stock and retiring debt. The ICC's staff issued its preliminary comments on IP's application on July 22, and there were no major issues with the filing. The Hearing Examiner's Proposed Order will be issued in late August 1998, and the ICC should issue its final order by September 22. A 30 day period follows for any final rehearing requests. If none are received, the Company intends to proceed with issuance of the bonds subject to receiving appropriate IRS ruling.

     In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the Federal Energy Regulatory Commission (FERC) for all approvals necessary to create and implement the Midwest Independent Transmission System Operator, Inc. (MISO). The goals of this joint undertaking are to: 1) put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) enhance regional reliability and 3) establish an entity that operates independently of any transmission owner(s) or other market participants, thus furthering competition in the wholesale generation market consistent with the objectives of the FERC's Order No. 888. Since January 1998, four other transmission-owning entities joined the MISO. The parties are seeking to make the MISO operational by January 1, 2000.

      ACCOUNTING MATTERS

     Prior to the passage of P.A. 90-561, IP prepared its consolidated financial statements in accordance with Statement of Financial Accounting Standards (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain on their balance sheets assets representing costs they expect to recover from customers, through inclusion of such costs in their future rates. In July 1997, the Emerging Issues Task Force (EITF) concluded that application of FAS 71 accounting should be discontinued at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. The EITF further concluded that regulatory assets and liabilities that originated in the portion of the business being deregulated should be written off unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

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

      IP wrote off generation-related regulatory assets and liabilities of approximately $195 million (net of income taxes) in December 1997. These net assets related to previously incurred costs that were expected to be collected through future revenues, including deferred costs for the Clinton Power Station (Clinton), unamortized losses on reacquired debt, previously recoverable income taxes and other generation-related regulatory assets. At June 30, 1998, IP's net investment in generation facilities was $3.2 billion and was reflected in "Utility Plant, at Original Cost" on IP's balance sheet.

     In May 1998, the Staff of the Securities and Exchange Commission (SEC) issued interpretive guidance regarding the application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121)," when a regulated enterprise such as an electric utility discontinues regulatory accounting practices for separable portions of its operations and assets. Under SFAS 121, assets are considered impaired, and should be written down to fair value, if their projected gross future cash flows are insufficient to recover their carrying value. IP discontinued the application of regulatory accounting principles in December
1997 for the generation portion of its business and performed an SFAS 121 impairment analysis that concluded that gross future cash flows expected to be generated by electric supply service assets will be sufficient to cover the costs of its generating assets. As a result of the SEC's recent interpretive guidance, IP reviewed its impairment evaluation and again concluded that gross future cash flows expected to be generated by electric supply service assets will be sufficient to cover the costs of its generating assets. However, ultimate recovery of the cost of the Company's generating assets depends on a number of factors and variables including future market prices of electricity and IP's ability to operate its generation assets efficiently. Changes in projected future operating conditions could result in significantly different conclusions with respect to impairment of the Company's generating assets.

      The provisions of P.A. 90-561 allow an acceleration in the rate at which any utility-owned assets are expensed without regulatory approval provided such charges are consistent with generally accepted accounting principles. Under this legislation, up to an aggregate of $1.5 billion in additional expense for the generation-related assets could be accelerated through the year 2008. The amount of expense accelerated through the year 2008 is contingent on the changes in revenue resulting from P.A. 90-561, cost mitigation efforts, fuel costs, and changes in the cost of capital resulting from the issuance of transitional funding instruments. Any such reduction in the net book value of IP's generation-related assets would help position IP to operate competitively and profitably in the changing business environment. This accelerated charge would have a direct impact on earnings but not on cash flows.

      The Financial Accounting Standards Board (FASB) issued FAS 128, "Earnings Per Share (EPS)" in February 1997, effective for financial statements issued after December 15, 1997. FAS 128 establishes standards for computing and presenting EPS and replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic and diluted earnings per share are equivalent for Illinova and IP at June 30, 1998.

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

      The FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997, effective for periods beginning after December 15, 1997. FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for the way public business enterprises report financial and descriptive information about their reportable operating segments in their financial statements. Generally, financial information is required to be reported on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Illinova and Illinois Power are evaluating the provisions of FAS 131 to determine the impact of the revised disclosure requirements on their 1998 financial statements.

      The FASB issued FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in February 1998, effective for fiscal years beginning after December 15, 1997. FAS 132 amends FAS 87, "Employers' Accounting for Pensions" and FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". FAS 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans.

      The FASB  issued  FAS 133,  "Accounting  for  Derivative  Instruments  and
Hedging  Activities" in June 1998. FAS 133  supersedes FAS 80,  "Accounting  for
Futures Contracts", FAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and FAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for Illinova's and IP's financial statements beginning in the year 2000. Illinova and IP continue to evaluate the provisions of FAS 133 to determine the impact of the revised accounting and disclosure requirements on their financial statements beginning in the year 2000. The Company's 1998 financial statements will contain the disclosures required by this standard.

     On July 23,  1998  the EITF of the  Financial  Accounting  Standards  Board
(FASB) met to discuss Issue No. 98-10: "Accounting for Energy Trading and Risk Management Activities." This issue addresses (1) whether certain types of contracts for the sale and purchase of energy commodities should be marked to market (i.e., as trading activities, derivatives, or when adopted, accounted for in accordance with FAS 133) or accounted for under accrual accounting (i.e., recorded as the contracts are settled with accruals established if and when losses on such contracts become probable and estimable), and (2) how the results of such activities should be displayed in the financial statements. In the discussion, EITF members tentatively agreed that sale and purchase activities being performed need to be classified as either trading or non-trading. Further, the EITF reached a tentative conclusion that in the case where the activities of an entity are determined to be trading in nature, the current practice of accrual or settlement accounting would not be appropriate. The EITF did not reach a tentative conclusion on the definition of "trading." Both IP and IEP enter contracts for the sale and purchase of energy commodities and each practices accrual accounting. Should any of the activities carried out by IP or IEP ultimately meet the EITF's definition of trading activities it appears likely that a change in those entities' accounting practices will be required. The ultimate impact of this change in accounting on the Financial Position and Results of Operations of Illinova and IP can not immediately be determined, however such impact may be significant. The EITF is scheduled to resume discussion of the issue in September 1998.

      MANUFACTURED GAS PLANT SITES

      IP's estimated liability for Manufactured Gas Plant (MGP) site remediation is $61.1 million. This amount represents IP's current best estimate of the cost that it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot presently determine its ultimate liability for remediation of the sites.

      In October 1995, to offset the burden imposed on its customers, IP initiated litigation against a number of insurance carriers. As of June 1998, settlements or settlements in principle have been reached with all thirty of the carriers. Settlement proceeds recovered from the carriers will offset a significant portion of the remediation costs and will be credited to customers through the tariff rider mechanism which the ICC has previously approved. Management expects that cleanup costs in excess of insurance proceeds will be fully recovered from IP's transmission and distribution customers.



PREFERRED STOCK VOTE

     Illinois Power sought approval from preferred stockholders for an amendment of the IP Articles of Incorporation to remove a restriction limiting the amount of unsecured debt to not more than 20% of total capitalization excluding unsecured debt. Preferred shareholders of record as of April 6, 1998 were entitled and solicited to vote on this matter at a special meeting of IP common and preferred shareholders scheduled May 29, 1998. At the May 29 meeting, the proxy tabulator determined that an insufficient number of shareholders had voted to remove the limit. A majority of the votes cast were in favor of the proposal, but not the 66 2/3 percent required for adoption. See Item 4 "Submission of Matters to a Vote of Security Holders" for tabulated results of the Proxy Vote.





TREASURY STOCK

      Through June 30, 1998, IP has purchased a total of 10,493,375 shares of its common stock from Illinova, all of which are held as treasury stock and are deducted from common equity at the cost of the shares purchased. 1,064,730 shares of IP common stock were purchased during the first six months of 1998.

             ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains estimates, projections and other forward-looking statements that involve risks and uncertainties. Actual results or outcomes could differ materially from those provided in the forward-looking statements as a result of such important factors as: the outcome of state and federal regulatory proceedings affecting the restructuring of the electric and gas utility industries; the impacts of new laws and regulations on Illinova and its subsidiaries relating to restructuring, environmental, and other matters ; the effects of increased competition on the utility businesses; risks of owning and operating a nuclear facility; changes in prices and cost of fuel; factors affecting non-utility investments, such as the risk of doing business in foreign countries; construction and operation risks; and increases in financing costs. All forward-looking statements are based upon information presently available, and Illinova assumes no obligation to update any forward-looking statements.

      Reference is made to the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Illinova's 1997 Annual Report to Shareholders (included in the Proxy Statement), the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in IP's 1997 Annual Report to Shareholders (included in the Information Statement), and Illinova's and IP's Form 10-K for the year ended December 31, 1997 and Illinova's and IP's Report on Form 10-Q for the quarter ended March 31, 1998, and Illinova's and IP's 1998 Form 8-K filings.

ILLINOVA SUBSIDIARIES

      IP, a subsidiary of Illinova, engages in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. IP has preferred shares outstanding to the public but its common stock is wholly-owned by Illinova.

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

     IBE is a wholly-owned subsidiary of Illinova and was created to account for miscellaneous business activities not regulated by the ICC or the FERC and not falling within the business scope of other Illinova subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
      CAPITAL RESOURCES AND REQUIREMENTS

      Cash flows from operations during the first six months of 1998 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and the majority of IP's construction requirements. IP used short term borrowings to meet interim cash requirements. Additionally, Illinova expects to use 1998 cash flows supplemented by external financing to meet operating requirements and continue to service IP's and Illinova's existing debt, IP's preferred and Illinova's common stock dividends, IP's sinking fund requirements and IP's and Illinova's anticipated construction requirements. IP periodically repurchases shares of its common stock from Illinova to provide Illinova cash for operations, in accordance with authority granted by the ICC. For more information, see "Treasury Stock" of the "Notes to Consolidated Financial Statements" on page 16 of this report.

      IP's capital requirements for construction were approximately $115 million
and  $68  million   during  the  six  months  ended  June  30,  1998  and  1997, respectively.

     On January 28, 1998, Illinova issued $40 million of 6.46% medium-term notes due October 1, 2002 under an existing $300 million shelf registration statement. Illinova currently has authority to issue an additional $160 million in debt securities under this shelf registration statement to meet its operating and investment needs. This capacity is expected to meet Illinova's anticipated requirements through the first quarter of 1999. Illinova is developing additional financial capabilities to meet future needs.

     IP issued a redemption notice for all outstanding bonds of its 6.00% Pollution Control First Mortgage Bonds due 2007 ($18.7 million) and its 8.30%
Pollution Control First Mortgage Bonds due 2017 ($33.8 million). Both series were called April 1, 1998. On March 6, 1998, IP issued $18.7 million of 5.40% Pollution Control Mortgage Bonds due 2028 and $33.8 million of 5.40% Pollution Control Mortgage Bonds due 2028. On May 8, 1998,IP filed an SEC Form S-3 registration for a $200 million debt shelf authorization. This debt shelf became effective May 27, 1998. On July 21, 1998, IP issued $100 million of 6.25% Mortgage Bonds due 2002 against the debt shelf registration. IP also plans to issue $100 million of bonds in the third quarter 1998. IP currently has authority to issue an additional $100 million in new debt securities under its existing shelf registration statement. In addition, IP currently has total lines of credit represented by bank commitments of $354 million.

      Presently, IP's mortgage bonds are rated Baa1 by Moody's, BBB+ by Duff & Phelps, and BBB by Standard & Poor's. IP's preferred stock is rated Baa2 by Moody's and BBB- by both Duff & Phelps and Standard & Poor's. Illinova's senior and medium-term notes have a rating of Baa3 from Moody's and BBB- from Standard & Poor's. On July 6, 1998, a change in outlook was issued. The outlook from Moody's changed from stable to negative and the outlook from Standard & Poor's changed from positive to stable.


ACCOUNTING MATTERS

      For further information on accounting issues, see "Accounting Matters" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on pages 13-15 of this report.

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

      On January 21, 1998, the NRC placed Clinton on its Watch List of nuclear plants that require additional regulatory oversight because of declining performance. Twice a year the NRC evaluates the performance of nuclear power plants in the United States and identifies those which require additional regulatory oversight. Once placed on the Watch List, a plant must demonstrate consistent improved performance before it is removed from the list. The Watch List issued on July 29, 1998 still included Clinton. The NRC will monitor Clinton more closely than plants not on the Watch List. This may include increased inspections, additional required documentation, NRC-required approval of processes and procedures, and higher-level NRC oversight.

      On February 19, 1998, IP filed Clinton's Summary Plan for Excellence with the NRC. The Plan for Excellence provides a comprehensive set of strategies and associated actions necessary to improve performance, permit safe restart of the plant and achieve excellence in operations. IP is implementing the actions required prior to plant restart. This recovery/restart program to get Clinton back online is going through a formal parallel review process by the NRC.

      The NRC has advised IP that it must submit a written report to the NRC at least two weeks prior to restarting Clinton, giving the agency reasonable assurance that IP's actions to correct recurring weaknesses in the corrective action program have been effective. After the report is submitted, the NRC staff plans to meet with IP's management to discuss the plant's readiness for restart.

     Clinton is expected to return to operation by the end of 1998. IP currently expects Clinton's 1998 operating and maintenance expenses to be at least $73 million more than Clinton's 1997 expenses, totaling approximately $195 million for 1998.

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


REGULATORY MATTERS

      RATE REDUCTION FILING

      IP submitted written filings with the ICC in June 1998 to begin the process of implementing a 15 percent residential rate reduction effective August 1, 1998. On July 22, 1998, IP filed a plan with the ICC for a one time reduction in residential and small commercial customers' electric bills of approximately
7.5 percent for the month of August in consideration of their energy conservation efforts this summer. The reduction will be in addition to the 15 percent residential rate reduction that will be effective August 1, 1998 and will have the effect of beginning the 15 percent residential electric rate reduction two weeks earlier than the scheduled August 1, 1998 start date.

      ATTORNEY GENERAL COMPLAINT

     On July 17, 1998, a complaint against IP was filed at the ICC by the Illinois State Attorney General. The complaint alleges that Illinois Power failed to meet its statutory obligations to provide adequate and reliable service in connection with this summer's electric supply situation (for further disclosure, see "Power Supply and Reliability" on pages 23-24). It asks the ICC to conduct a management audit of IP and seeks an order requiring IP to offer compensation to customers for voluntary conservation and service interruptions. The Company believes it can effectively defend itself against these allegations, however, the outcome at this point is uncertain.




      SOYLAND POWER COORDINATION AGREEMENT

      The FERC approved an amended Power Coordination Agreement (PCA) between Soyland and IP in July 1997. Under the amended PCA, Soyland is allowed to prepay an Elected Capacity Reduction Fee associated with a unilateral reduction in its base capacity charge under the PCA. In December 1997, Soyland signed a letter of intent to pay in advance the remainder of its base capacity charges in the PCA. Soyland obtained the necessary financing and regulatory approvals during the second quarter of 1998. During the first quarter of 1998, IP received $30 million from Soyland and the remaining $40 million was received during the second quarter of 1998. The prepayment has been deferred and is being recognized as interchange revenue over the initial term of the PCA which is from September 1, 1996 through August 31, 2006.

UNIFORM FUEL ADJUSTMENT CLAUSE

      Previously, IP's rate schedules contained provisions for passing through to its electric customers increases or decreases in the cost of energy provided to its native load customers under the UFAC. Such costs included fuel and allowable fuel transportation costs, emission allowance costs, DOE spent fuel disposal fees and costs of power purchased to serve native load. However, on March 6, 1998, IP made the ICC filing required for elimination of the UFAC. This established a new base fuel cost recoverable in IP's electric tariffs effective on the date of the filing. As provided in P.A. 90-561, the new base fuel cost is
1.287 cents per kwh, which is equal to 91 percent of IP's average prudent and allowable fuel and purchased power supply costs in the two most recent years for which the ICC has approved the level of recovery. Every year UFAC cost recoveries are audited by the ICC in a reconciliation proceeding in which they may be adjusted upward for actual costs not recovered, or downward through a disallowance of costs incurred. By opting out of the UFAC, IP eliminated exposure for potential disallowed fuel and purchased power costs for periods after December 31, 1996, as those years will no longer be subject to the ICC's annual reconciliation proceeding. This change will prevent IP from automatically passing through increases in cost and will expose IP to the risks and opportunities of price volatility in the marketplace. Whether electric energy costs will continue to be recovered in revenues from customers will depend on a number of factors, including the number of customers served, demand for electric service, and changes in fuel cost components. These variables may be influenced, in turn, by market conditions, availability of generating capacity, future regulatory proceedings, and environmental protection costs, among other things.

      DEREGULATION RULEMAKINGS AND TARIFFS

      As a result of P.A. 90-561, ICC rulemakings are underway covering issues such as affiliated interests and reliability. These regulatory proceedings, alone or in combination, could significantly impact how the Company operates and is organized, but they are not likely to have a material impact on financial results.

      Under the new rules, Illinois utilities must keep records identifying service interruptions experienced by each customer. Illinois utilities must also file an annual report detailing the reliability of its service and explaining its plans for reliability improvements. In addition, each utility must also report the number and causes of service interruptions that were due to causes within the utility's control. Outage targets were established for service to individual customers and for system performance.


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

     These actions are necessary to ensure that systems and applications will recognize and process coding for the year 2000 and beyond. Major areas of potential business impact have been identified. Illinova has inventoried 95% of its systems. Assessment of systems and processes is 87% complete and expected to be fully completed by October 1998. Implementation efforts are approximately 20% complete. Illinova also is communicating with third parties with whom it does business to facilitate continued business operations.

     The cost of achieving year 2000 compliance is estimated to be at least $19 million through 1999. The cost expended as of July 31, 1998 is $4.3 million. Contingency plans for operating without year 2000 compliance have not been developed. Such activity is expected to begin in the fourth quarter of 1998, but exact timing will depend on assessment of progress. Project completion is planned for the fourth quarter of 1999.

     If Illinova or critical interfacing third parties' year 2000 efforts are unsuccessful, some or all of Illinova's commercial and operational activities could be interrupted for an indefinite time. In addition to monetary loss, equipment could be damaged and public safety impaired. It is uncertain whether such damage would be catastrophic or minimal. It is impossible to assess third party performance beyond Illinova's control.



ENVIRONMENTAL MATTERS


      GAS MANUFACTURING SITES

     See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 16 of this report.



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

      In June, 1998, thirteen Southeast/Midwest states submitted letters advocating the need for a more reasonable approach to NOx reductions than those proposed by USEPA. The state proposals would target specific causes of pollution rather than broad regional emission reductions, mandate less severe emission reductions and give sources more time to achieve those reductions. The overall objective of these proposals is to provide cleaner air without the adverse economic consequences of USEPA's proposal. USEPA will consider these comments prior to finalizing the State Implementation Plan (SIP) Call (the USEPA regulatory process for state compliance)in late 1998.

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





POWER SUPPLY AND RELIABILITY

      Electricity has been in short supply throughout Illinois and Wisconsin this summer because of an unusually high number of plant outages in this region. IP is attempting to secure generation and transmission capacity in order to guard against disruptions in service. If the weather continues to be abnormally hot or if IP's major generating units were to require maintenance and/or experience delay in returning to service, IP may be unable to meet demand because of the limited availability of power in the region and limited ability to import power. IP has taken additional steps to avoid potential shortages, including inspecting and upgrading transmission lines and equipment and readying emergency procedures. Expenses which have been incurred as a result of the summer situation have had a material adverse impact on Illinova and IP.



      IP experienced unprecedented and unexpected prices for power purchases during the last week of June 1998. Replacement power costs for the second quarter of 1998 were $49 million higher than the second quarter of 1997 and $55 million higher through June 1998 as compared to 1997. In addition, during June 1998 IP recorded an accrual of $58.3 million for probable and reasonably estimable losses on power sales commitments with scheduled third quarter 1998 delivery dates. The ultimate amount of 1998 losses associated with power sales commitments and lost margin on sales to native load customers will largely depend on factors influencing the price of purchased power such as regional weather, regional generation capacity, market conditions including prices and liquidity, generation and transmission availability as well as factors affecting IP's generating and transmission capacity. In addition, IP is subject to future price and capacity risk related to electric power supply contracts for the years 1999 and 2000. The ultimate financial impact of these contracts will depend on market conditions and IP's system availability. IP will continue to review its accounting treatment of these commitments as further guidance is issued by the EITF regarding issue 98-10, "Accounting for Energy Trading and Risk Management Activities". See discussion of EITF 98-10 under "Accounting Matters" in the "Notes To Consolidated Financial Statements" on pages 13-15.

      On July 7, 1998, IP testified before the ICC and July 8, 1998 before the Environment and Energy Committee of the Illinois House of Representatives with regard to the electric supply problems of late June and IP's supply plans for the rest of the summer. IP stated it was monitoring power plant maintenance and transmission system preparation. Additionally, IP talked about re-activating five oil-fired generating units at Havana Station. Those units, placed into cold shutdown in January 1994, could provide up to 250 megawatts of power if all could be made operational. IP is working to restore and restart Units 3, 4 & 5 by August, 1998 which will supply 150 megawatts of power.

RESULTS OF OPERATIONS

               THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Electric Operations - Electric revenues for the second quarter of 1998 increased $2.8 million compared to the second quarter of 1997 due largely to increased sales to residential and commercial customers. Electric interchange revenues increased $59.2 million primarily due to increased activity on the interchange market. Power purchased increased $183.8 million due largely to near record temperatures and regional power supply shortages which resulted in higher than expected power supply costs. Second quarter 1998 figures include an accrual of approximately $58.3 million for known and probable loss on power sales commitments with scheduled third quarter delivery dates. During the quarter, fuel for electric plants increased $1.7 million due primarily to an increase in generation. For more information, see "Uniform Fuel Cost Adjustment" under "Regulatory Matters" of the "Management's Discussion and Analysis" on page 21 of this report and "Power Supply and Reliability" under the "Management's Discussion and Analysis" on pages 23-24. These factors combined to decrease electric margin $123.5 million for the quarter.

      Kilowatt hour (kwh) sales to ultimate consumers increased 4.0% for the quarter due to increases of 17.4% and 8.2% in the residential and the commercial markets, respectively. Cooling degree days increased approximately 91.1% from 1997 which contributed to the increase in sales to the temperature-sensitive markets.

      For the second quarters of 1998 and 1997, Clinton was unavailable due to the continued outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 74.4% and 68.3% for the three months ended June 30, 1998 and 1997, respectively. The lower equivalent availability for the fossil plants in 1997 was primarily due to the fire and subsequent shut-down of the Wood River fossil station in December 1996.

      Gas Operations - For the quarter, gas margin decreased $9.9 million. Gas revenues decreased $10.3 million reflecting a 9.4% decrease in therm sales (excluding transport) caused by the mild spring weather. Gas purchased costs decreased $.4 million due to the lower consumption.

      Operation and Maintenance Expenses - The 1998 second quarter increase of $28.8 million is primarily due to higher operating and maintenance expenses associated with the Clinton outage. For more information, see "Clinton Power Station" of the "Management's Discussion and Analysis" on pages 19-20 of this report.

      Diversified enterprises - Due primarily to decreased sales activity at IEP, diversified enterprise revenues decreased $47.3 million for the second quarter of 1998, which was offset by a decrease in diversified enterprise expenses of $65.8 million.

      Earnings(Loss) per Common Share - The earnings per common share for Illinova during the second quarter of 1998 and 1997 resulted from the interaction of all of the factors discussed herein as well as fewer shares of common stock outstanding.

RESULTS OF OPERATIONS

                SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Electric Operations - Electric revenues for the first six months of 1998 decreased $2.8 million compared to the first six months of 1997 due largely to decreased sales to residential and commercial customers during the first quarter of the year. Electric interchange revenues increased $128.9 million primarily due to increased activity on the interchange market. Power purchased increased $245.1 million due largely to near record temperatures and regional power supply shortages which resulted in higher than expected power supply costs. Year-to-date figures include an accrual of approximately $58.3 million for known and probable loss on power sales commitments with scheduled third quarter delivery dates. During the first six months of 1998, Fuel for Electric Plants increased $12.1 million due primarily to an increase in generation. For more information, see "Uniform Fuel Cost Adjustment" under "Regulatory Matters" of the "Management's Discussion and Analysis" on page 21 of this report and "Power Supply and Reliability" under the "Management's Discussion and Analysis" on pages 23-24. These factors combined to decrease electric margin $131.1 million for the six months ended June 30, 1998.

      Kilowatt hour (kwh) sales to ultimate consumers remained relatively flat for the six months ending June 30, 1998.

      For the six months ended June 30, 1998 and 1997, Clinton was unavailable due to the continued outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 76.9% and 69.0% for the six months ended June 30, 1998 and 1997, respectively. The lower equivalent availability for the fossil plants in 1997 was primarily due to the fire and subsequent shut-down of the Wood River fossil station in December 1996.

      Gas Operations - For the six months ended June 30,1998, gas margin decreased $23.6 million. Gas revenues decreased $57.7 million reflecting a 15.9% decrease in therm sales (excluding transport) caused by mild weather. Gas purchased costs decreased $34.1 million due to the lower consumption.

      Operation and Maintenance Expenses - The increase for the first six months of 1998 of $58.5 million is primarily due to higher operating and maintenance expenses associated with the Clinton outage. For more information, see "Clinton Power Station" of the "Management's Discussion and Analysis" on pages 19-20 of this report.

      Diversified enterprises - Due primarily to decreased sales activity at IEP resulting from power supply shortages, diversified enterprise revenues decreased $59.0 million for the first six months of 1998, which was offset by a decrease in diversified enterprise expenses of $79.5 million.

      Earnings(Loss) per Common Share - The earnings per common share for Illinova during the second quarter of 1998 and 1997 resulted from the interaction of all of the factors discussed herein as well as fewer shares of common stock outstanding.

PART II.    OTHER INFORMATION

ITEM 1.
      Legal Proceedings

      See "Notes to Consolidated Financial Statements" in Part I for a discussion of certain legal proceedings related to manufactured gas plant sites.

      See "Management's Discussion and Analysis" in Part I for a discussion of certain legal proceedings related to regulatory matters.

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

      IP has on-site storage capacity that will accommodate its spent fuel storage needs until the year 2007, based on operating levels with Clinton in production. If by that date the DOE has not complied with its statutory obligation to dispose of spent fuel, and IP has continued to operate the plant, IP will have to use alternative means of disposal, such as dry storage in casks on site or transportation of the fuel rods to private or collectively-owned utility repositories. IP is currently an equity partner with seven other utilities in an effort to develop a private temporary repository. Attempts to reach agreement with the Mescalaro Apache Tribe of New Mexico ended in early 1996; however, the group signed a lease in December 1996 with the Goshute Tribe to use land on its Utah reservation. A spent fuel storage license was filed with the Nuclear Regulatory Commission (NRC) in 1997, initiating a process which will take the NRC up to three years to complete. Continued participation in the partnership will depend on the technological and economic viability of the project. Safe, dry, on-site storage is technologically feasible, but is subject to licensing and local permitting requirements, for which there may be effective opposition.

ITEM 4.     Submission of Matters to a Vote of Security Holders


      Illinois Power sought approval from preferred stockholders for an amendment of the IP Articles of Incorporation to remove a restriction limiting the amount of unsecured debt to not more than 20% of total capitalization excluding unsecured debt. Preferred shareholders of record as of April 6, 1998 were entitled and solicited to vote on this matter at a special meeting of IP preferred shareholders scheduled May 29, 1998. At the May 29 meeting, the proxy tabulator determined that an insufficient number of shareholders had voted to remove the limit.

      A majority of the votes cast were in favor of the proposal. However, a minimum of 66 2/3 percent of IP's 1,139,110 outstanding shares of preferred stock was required for adoption. The tabulated results of the proxy vote were:

                For            Against           Abstain           No Reply
--------------------------------------------------------------------------------
DTC             376,431        190,806           76,849             270,842
Registered      125,159          5,697            2,632              90,694
--------------------------------------------------------------------------------

Total           501,590        196,503           79,481             361,536
Total(%)           44.0%          17.3%             7.0%               31.7%
--------------------------------------------------------------------------------


ITEM 6.     Exhibits and Reports on Form 8-K

  (a)  Exhibits

       The Exhibits filed with this 10-Q are listed on the Exhibit Index.

  (b) Reports on Form 8-K since June 30, 1998:

            Report filed on Form 8-K on July 6, 1998
                    Other  Events:   Illinova  announces   significantly  higher
                    replacement power costs and lower earnings projections.

            Report filed  on  Form  8-K on  July  15,  1998
                    Other Events: Illinova releases 1998 second quarter earnings and provides earnings outlook for 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ILLINOVA CORPORATION
                                                (Registrant)



                                             /s/ Larry F. Altenbaumer
                                          By ---------------------------
                                             Larry F. Altenbaumer
                                             Chief Financial Officer
                                             Treasurer and Controller
                                             on behalf of
                                             Illinova Corporation







Date: August 13, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ILLINOIS POWER COMPANY
                                                (Registrant)



                                             /s/ Larry F. Altenbaumer
                                          By ---------------------------
                                             Larry F. Altenbaumer
                                             Senior Vice President and
                                             Chief Financial Officer
                                             on behalf of
                                             Illinois Power Company







Date: August 13, 1998

                                  EXHIBIT INDEX


                                                       PAGE NO. WITHIN
                                                    SEQUENTIAL NUMBERING
EXHIBIT                DESCRIPTION                         SYSTEM

  12           Statement Re Computation of Ratios

   A              Computation of ratio of earnings              32
                  to fixed charges for Illinova
                  Corporation.

   B              Computation of ratio of earnings              33
                  to fixed charges for Illinois Power.


  27           Financial Data Schedule UT
               (filed herewith)

                                                                                                           Exhibit 12(A)
                               ILLINOVA CORPORATION
                STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO
                                  FIXED CHARGES
                             (Thousands of Dollars)

                                                                  Six              Twelve            Twelve
                                                              Months Ended      Months Ended      Months Ended
                                                                  June              June             June**
                                 --------------------------------------------------------------------------------
                                                                  1998              1998              1998
                                                                  ----              ----              ----
Earnings Available for Fixed
Charges:
Net Income (Loss)                                                 ($24,049)        ($190,033)         ($190,033)
    Add:
      Income Taxes:
         Current                                                     26,309            75,710             75,710
         Deferred -                                                (48,761)          (65,616)           (65,616)
         Net
      Allocated income taxes                                        (7,373)          (16,014)           (16,014)
      Investment tax credit -                                       (3,447)           (7,278)            (7,278)
      deferred
      Income tax effect of FAS 71 write-off                        -                (117,998)          (117,998)
      Interest on long-term debt                                     57,313           114,108            114,108
      Amortization of debt
      expense and
         premium-net, and other interest                             15,229            28,398             28,398
         charges
      One-third of all rentals (Estimated
      to be
         representative of the interest                               2,154             4,067              4,067
         component)
      Interest on in-core fuel                                        1,767             3,807              3,807
      FAS 71 Regulatory                                            -                 -                   313,030
      Write-Offs
                                                             ---------------   ---------------   ----------------
Earnings (loss) available for fixed charges                         $19,142        ($170,849)           $142,181
                                                             ===============   ===============   ================

Fixed charges:
    Interest on long-term debt                                      $57,313          $114,108           $114,108
    Amortization of debt
    expense and
      premium-net, and other interest                                18,867            35,805             35,805
      charges
    One-third of all rentals (Estimated to
    be
      representative of the interest                                  2,154             4,067              4,067
      component)
                                                             ---------------   ---------------   ----------------

Total Fixed Charges                                                 $78,334          $153,980           $153,980
                                                             ===============   ===============   ================

Ratio of earnings to fixed                                             0.24 *          (1.11) *             0.92 *
charges
                                                             ===============   ===============   ================



     * Earnings are inadequate to cover fixed charges. Additional earnings (thousands) for Six Months Ended June 1998 of $59,192 and Twelve Months Ended June 1998 of $324,829 and supplemental Twelve Months Ended June 1998 of $11,799 are required to attain a one-to-one ratio of Earnings to Fixed Charges.

     ** Supplemental ratio of earnings to fixed charges presented to exclude write-off related to the discontinued application of provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" for the generation segment of the business.

                                                                                                   Exhibit 12(B)
                            ILLINOIS POWER COMPANY
                STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO
                                  FIXED CHARGES
                             (Thousands of Dollars)

                                                              Six             Twelve           Twelve
                                                            Months         Months Ended     Months Ended
                                                             Ended
                                                             June              June            June**
                                 -------------------------------------------------------------------------
                                                             1998              1998             1998
                                                             ----              ----             ----
Earnings Available for Fixed
Charges:
Net Income (Loss)                                           ($20,083)         ($181,272)       ($181,272)
    Add:
      Income Taxes:
         Current                                               26,309             61,347           61,347
         Deferred -                                          (48,761)           (49,551)         (49,551)
         Net
      Allocated income taxes                                  (1,852)            (2,680)          (2,680)
      Investment tax credit -                                 (3,447)            (7,278)          (7,278)
      deferred
      Income tax effect of FAS 71 write-off                    -               (117,998)        (117,998)
      Interest on long-term debt                               52,645            106,037          106,037
      Amortization of debt
      expense and
         premium-net, and other interest                       14,741             27,138           27,138
         charges
      One-third of all rentals (Estimated to
      be
         representative of the interest                         2,154              4,067            4,067
         component)
      Interest on in-core fuel                                  1,767              3,807            3,807
      FAS 71 Regulatory                                        -                -                 313,030
      Write-Offs
                                                          ------------    ---------------   --------------
Earnings (loss) available for fixed charges                   $23,473         ($156,383)         $156,647
                                                          ============    ===============   ==============

Fixed charges:
    Interest on long-term debt                                $52,645           $106,037         $106,037
    Amortization of debt expense,premium-net,
      other interest plus interest on IP Fuel                  18,379             34,545           34,545
    One-third of all rentals (Estimated to
    be
      representative of the interest                            2,154              4,067            4,067
      component)
                                                          ------------    ---------------   --------------

Total Fixed Charges                                           $73,178           $144,649         $144,649
                                                          ============    ===============   ==============

Ratio of earnings to fixed                                       0.32 *           (1.08) *           1.08
charges
                                                          ============    ===============   ==============



     * Earnings are inadequate to cover fixed charges. Additional earnings (thousands) for Six Months Ended June 1998 of $49,705 and Twelve Months Ended June 1998 of $301,032 are required to attain a one-to-one ratio of Earnings to Fixed Charges.

     ** Supplemental ratio of earnings to fixed charges presented to exclude write-off related to the discontinued application of provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" for the generation segment of the business.