Form 10-Q/A
period 1998-09-30
ILLINOVA CORP
filed 1998-11-20
CIK 914755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  Form 10-Q/A1

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

                 ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         These actions are necessary to ensure that systems and applications will recognize and process coding for the year 2000 and beyond. Major areas of potential business impact have been identified. Illinova has inventoried 99% of its systems and assessment is 95% complete. Implementation efforts are approximately 34% complete. Illinova also is communicating with third parties with whom it does business to facilitate continued business operations.

          The cost of achieving year 2000 compliance is estimated to be approximately $20.4 million through 1999. The amount expended as of October 31, 1998 is $6.4 million. Contingency plans for operating without year 2000 compliance have not been developed. Such activity is expected to begin in the fourth quarter of 1998, but exact timing will depend on assessment of progress. Project completion for Illinova is planned for the fourth quarter of 1999 for Illinova overall. For IP alone, the project is scheduled to be virtually complete by mid year 1999.

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







Date: November 19, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ILLINOIS POWER COMPANY
                                                           (Registrant)



                                                  By /s/ Larry F. Altenbaumer
                                                     ---------------------------
                                                     Larry F. Altenbaumer
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     on behalf of
                                                     Illinois Power Company










Date: November 19, 1998