Form 10-K
period 1998-12-31
ILLINOVA CORP
filed 1999-03-29
CIK 914755

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549


                                FORM 10-K



[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the Fiscal Year Ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the transition period from          to

                 Registrant, State of
                 Incorporation, Address
Commission       of Principal Executive             I.R.S. Employer
File Number      Offices and Telephone Number       Identification No.


1-11327          ILLINOVA CORPORATION               37-1319890
                 (an Illinois Corporation)
                 500 S. 27th Street
                 Decatur, IL  62521-2200
                 (217) 424-6600


1-3004           ILLINOIS POWER COMPANY             37-0344645
                 (an Illinois Corporation)
                 500 S. 27th Street
                 Decatur, IL  62521-2200
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

First mortgage bonds

7.95% Series due 2004

New mortgage bonds
6 1/8% Series due 2000                      6 3/4% Series due 2005
5.625% Series due 2000                          8% Series due 2023
6 1/2% Series due 2003                      7 1/2% Series due 2025
6.25% Series due 2002                       6.0% Series due 2003

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

                  Illinova Corporation        [X]
                  Illinois Power Company      [X]

      The aggregate market value of the common stock held by non-affiliates of Illinova Corporation at February 28, 1999, was approximately $1.7 billion.
Illinova Corporation is the sole holder of the common stock of Illinois Power Company. The aggregate market value of the voting preferred stock held by non-affiliates of Illinois Power Company at February 28, 1999, was approximately $46.6 million. The determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrants are not bound by this determination for any other purpose.

      The number of shares of Illinova Corporation Common Stock, without par value, outstanding on February 28, 1999, was 69,919,287.

      The number of shares of Illinois Power Company Common Stock, without par value, outstanding on February 28, 1999, was 62,892,213, all of which is owned by Illinova Corporation.

                   Documents Incorporated by Reference

1. Portions of the 1998 Annual Report to Shareholders of Illinova Corporation in the appendix to the Illinova Corporation Proxy Statement.
                    (Parts I, II, III and IV of Form 10-K)

2.   Portions  of the 1998  Annual  Report to  Shareholders  of  Illinois  Power
     Company  in  the  appendix  to  the  Illinois  Power  Company   Information
     Statement.
                    (Parts I, II, III and IV of Form 10-K)

3.   Portions of the Illinova 1998 Proxy Statement.
                    (Part III of Form 10-K)

4.   Portions of the Illinois Power 1998  Information  Statement.
                    (Part III of Form 10-K)

                              ILLINOVA CORPORATION

                             ILLINOIS POWER COMPANY

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1998

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

                                 TABLE OF CONTENTS

Part I                                                                 Page

     Item 1.   Business                                                  6
                  General                                                6
                     Dividends                                           7
                     Open Access and Competition                         8
                     Customer and Revenue Data                          10
                  IP Electric Business                                  10
                     Overview                                           10
                     Soyland Power Cooperative, Inc.                    11
                     Clinton Power Station                              12
                       General                                          12
                       Decommissioning Costs                            12
                     Fuel Supply                                        13
                     Construction Program                               16
                     Accounting Matters                                 16
                  IP Gas Business                                       17
                     Gas Supply                                         18
                  Diversified Business Activities                       18
                  Environmental Matters                                 19
                     Air Quality                                        19
                     Clean Air Act                                      19
                     Global Warming                                     20
                     Manufactured-Gas Plant Sites                       20
                     Water Quality                                      20
                     Other Issues                                       21
                     Electric and Magnetic Fields                       21
                     Environmental Expenditures                         21
                  Year 2000 Data Processing                             21
                  Research and Development                              21
                  Regulation                                            22
                  Important Information                                 22
                  Executive Officers of Illinova Corporation            25
                  Executive Officers of Illinois Power Company          26
                  Operating Statistics                                  27
     Item 2.   Properties                                               27
     Item 3.   Legal Proceedings                                        28
     Item 4.   Submission of Matters to a Vote of
                Security Holders                                        28

Part II

     Item 5.   Market for Registrants' Common Equity
                and Related Stockholder Matters                         29
     Item 6.   Selected Financial Data                                  29
     Item 7.   Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                   29
     Item 7A.  Quantitative and Qualitative
                Disclosures About Market Risk                           29
     Item 8.   Financial Statements and Supplementary
                Data                                                    29
     Item 9.   Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                                    30

Part III

     Item 10.  Directors and Executive Officers of
                the Registrants                                         31
     Item 11.  Executive Compensation                                   31
     Item 12.  Security Ownership of Certain
                Beneficial Owners and Management                        31
     Item 13.  Certain Relationships and Related
                Transactions                                            31

Part IV

     Item 14.  Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K                      32


Signatures                                                              35

Exhibit Index                                                           37

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.   Business
-------
                                    General
                                    -------


         Illinois Power Company (IP) was incorporated under the laws of the State of Illinois on May 25, 1923.

         Illinova Corporation (Illinova) was incorporated under the laws of the State of Illinois on May 27, 1994 and serves as the parent holding company of five principal operating subsidiaries: IP, Illinova Generating Company (IGC), Illinova Energy Partners, Inc. (IEP), Illinova Insurance Company (IIC), and Illinova Business Enterprises, Inc. (IBE). IBE was incorporated in 1998. In May 1996, another Illinova subsidiary, Illinova Power Marketing, Inc. (IPMI), consolidated its business activities with those of Illinova Energy Services and with the non-regulated marketing activities of Illinova, in a new company named IEP. On April 1, 1997, IEP and IPMI merged. In the merger, IPMI was the surviving corporation and subsequently changed its name to IEP.

         IP is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the state of Illinois. IP is affected by changes in the electric utility industry driven by regulatory and legislative initiatives to introduce competition and end monopoly franchises. One aspect of this change is "direct access," meaning giving customers the freedom to purchase electricity from suppliers they choose. In December 1997, electric regulatory restructuring legislation was enacted by the Illinois General Assembly and was signed by the Governor. For a more detailed discussion of these developments, refer to the "Open Access and Competition" section of this item.

         IP provides funds to Illinova for operations and investments. Illinova accrues interest due to IP on any borrowed funds at a rate equal to the higher of the rate that Illinova would have to pay if it used a currently outstanding line of credit, or IP's actual cost of the funds provided. Quarterly during 1998, when needed, IP effected a common stock repurchase from Illinova by accepting shares having a market value equivalent to the amount of funds provided to Illinova during the quarter plus the accrued interest for the quarter. During 1998, IP provided approximately $79 million in funds to Illinova through these stock repurchases. IP also provided funds to Illinova in the form of cash dividends payable on the common stock of IP. In 1998, approximately $105 million in such dividends were declared and paid. For further information on IP common stock repurchases, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. For more information regarding cash dividend restrictions and stock repurchase restrictions, see the "Dividends" section later in this item.

         IGC is Illinova's wholly-owned independent power subsidiary. IGC invests in energy supply projects throughout the world and competes in the independent power market. For further discussion of IGC, see the "Diversified Business Activities" section later in this item.

         IEP is Illinova's wholly-owned subsidiary that engages in the brokering and marketing of electric power and gas and the development and sale of energy-related services to the unregulated energy market throughout the United States and Canada. For further discussion of IEP, see the "Diversified Business Activities" section later in this item.

         IIC was licensed in August 1996 by the State of Vermont as a captive insurance company. The primary business of IIC is to insure the risks of the subsidiaries of Illinova and risks related to or associated with their business enterprises.

         IBE is Illinova's wholly-owned subsidiary which was incorporated in 1998. The primary business of IBE is to account for miscellaneous business activities not regulated by the Illinois Commerce Commission (ICC) or the Federal Energy Regulatory Commission (FERC) and not falling within the business scope of other Illinova subsidiaries.

         The Illinova consolidated financial statements include the accounts of Illinova Corporation, a holding company; IP, a combination electric and gas utility; IGC, a wholly-owned subsidiary that invests in energy supply projects and competes in the independent power market; IEP, a wholly-owned subsidiary that develops and markets energy-related services to the unregulated energy market; IIC, a wholly-owned subsidiary whose primary business is to insure certain risks of Illinova and its subsidiaries; and IBE, a wholly owned subsidiary which was incorporated in 1998 to account for miscellaneous business activities not regulated by the ICC or FERC and not falling within the business scope of other subsidiaries.

         All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All transactions for
Illinova's unregulated subsidiaries are included in the sections titled "Diversified Enterprises," "Interest Charges," "Income Taxes," and "Other Income and Deductions," in Illinova's Consolidated Statements of Income.

         The IP consolidated financial statements include the accounts of Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner; Illinois Power Financing I, a statutory business trust in which IP serves as sponsor; Illinois Power Securitization Limited Liability Company
(LLC), a special purpose Delaware LLC whose sole member is IP; and Illinois Power Special Purpose Trust, a special purpose Delaware business trust whose sole owner is Illinois Power Securitization Limited Liability Company.

         To the extent that information incorporated by reference herein appears identically in both the 1998 Annual Report to Shareholders of Illinova Corporation and the 1998 Annual Report to Shareholders of Illinois Power
Company, reference will be made herein only to the 1998 Annual Report to Shareholders of Illinova Corporation, and such reference will be deemed to include a reference to the 1998 Annual Report of Illinois Power Company.

Dividends
---------

         On December 9, 1998, Illinova declared a quarterly common stock dividend at $.31 per share payable February 1, 1999. On February 10, 1999, Illinova declared a quarterly common stock dividend at $.31 per share payable May 1, 1999.

         The provisions of Supplemental Indentures to IP's General Mortgage Indenture and Deed of Trust contain certain restrictions with respect to the declaration and payment of dividends. IP was not limited by any of these restrictions at December 31, 1998. Under the Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock.

         IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment. The Federal Power Act precludes declaration or payment of dividends by electric utilities "out of money stated in a capital account." At December 31, 1998, IP had a zero balance in retained earnings and was thus unable to declare a dividend on its common or preferred stock. Payment of preferred dividends on February 1, 1999, was made out of a trust created in November 1998 for this purpose. IP's retained earnings balance is expected to grow sufficiently during 1999 to support payment of IP common stock and scheduled preferred dividends. Illinova will secure payment of IP preferred dividends through 1999.

         IP typically pays dividends on its common stock to provide Illinova cash for operations. Contingent on IP meeting a free cash flow test, the ICC has authorized IP to periodically repurchase its common stock from Illinova. IP did not satisfy the test at year-end 1998 and does not anticipate satisfying the test in 1999.

         Illinova and IP periodically review their dividend policies based on several factors, including their present and anticipated future use of cash, level of retained earnings, and business strategy.

Open Access and Competition
---------------------------

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

         P.A. 90-561, Illinois electric utility restructuring legislation, was enacted in December 1997. P.A. 90-561 gives IP's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and an additional 5 percent decrease effective on May 1, 2002. The rate decreases resulted in revenue reductions of approximately $35 million in 1998, and expected revenue reductions of approximately $70 million in each of the years 1999 through 2001, approximately $90 million in 2002, and approximately $100 million in 2003, based on current consumption.

         Under P.A. 90-561, customers with demand greater than 4 MW at a single site and customers with at least 10 sites which aggregate at least 9.5 MW in total demand will be free to choose their electric generation suppliers ("direct access") starting October 1999. Direct access for the remaining non-residential customers will occur in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all at regulated rates. In 1999, rates for delivery services for non-residential customers will be established in proceedings mandated by P.A. 90-561. The transition charges departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss because of the mitigation factor described below. IP will be able to estimate the revenue impact of customer choice more accurately when its delivery service charges are established.

         Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

1) Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer. The transition charges are applicable through 2006 and can be extended two additional years by the ICC. The transition charges are calculated by subtracting from a customer's fully bundled rate an amount equal to: a) delivery charges the utility will continue to receive from the customer, b) the market value of the freed-up energy, and c) a mitigation factor, which is the higher of a fixed rate per kwh or a percentage of the customer's bundled base rate. The mitigation factor increases during the transition period and is designed to provide incentive for management to continue cost reduction efforts and generate new sources of revenue;

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments; and

3) Utilities are permitted to seek rate relief in the event that the change in law leads to their return on equity falling below a specified minimum based on a prescribed test. Utilities are also subject to an "over-earnings" test which requires them, in effect, to share with customers earnings in excess of specified levels. See "Note 5 - Commitments and Contingencies" on pages a-32 to a-37 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

         The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors including future market prices for wholesale and retail energy, and load growth and demand levels in the current IP service territory, and success in marketing to customers outside IP's service territory. The impact on net income will depend on, among other things, the amount of revenues earned and the cost of doing business.

         Competition creates both risks and opportunities. At this time, the ultimate effect of competition on Illinova's consolidated financial position and results of operations is uncertain.

Customer and Revenue Data
-------------------------

         In 1998, approximately 73 percent and 12 percent of Illinova's operating revenues were derived from IP's sale of electricity and IP's sale and transportation of natural gas, respectively. Approximately 15 percent of Illinova's operating revenues came from its diversified enterprises in 1998. The territory served by IP comprises substantial areas in northern, central and southern Illinois, including nine cities with populations greater than 30,000 and twenty cities with a population of over 10,000 (1996 U.S. Census Bureau's Estimated Populations). IP supplies electric service at retail to an estimated aggregate population of 1,278,000 in 311 incorporated municipalities, adjacent suburban and rural areas, and numerous unincorporated communities and retail natural gas service to an estimated population of 962,000 in 266 incorporated municipalities and adjacent areas. IP holds franchises in all of the 311 incorporated municipalities in which it furnishes retail electric service and in all of the 266 incorporated municipalities in which it furnishes retail gas service. At March 1, 1999, IP served 580,628 active electric customers (billable meters) and 408,632 active gas customers (billable meters). These numbers do not include non-metered customers such as street lights. Sales of electricity and gas sales and transportation are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

         For more information, see "Note 14 - Segments of Business" on pages a-45 through a-47 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.


                                IP Electric Business
                                --------------------

Overview
--------

         IP supplies electric service at retail to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. Electric service at wholesale is supplied to numerous utilities and power marketing entities, as well as to the Illinois Municipal Electric Agency
(IMEA) as agent for 11 municipalities and to Soyland Power Cooperative, Inc. (Soyland) for resale to its member cooperatives. For additional information related to Soyland, see "Note 7 - Facilities Agreements" on page a-38 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference. In 1998, IP provided interchange power to 81 entities, including 69 power marketers.

         IP's highest system peak hourly demand (native load) in 1998 was 3,694,000 kilowatts on July 21, 1998. This establishes a new IP record for peak load.

         IP owns and operates generating facilities with a total net summer capability of 4,571,250 kilowatts. The generating capability comes from six major steam generating plants and three peaking service combustion turbine plants. See Item 2, "Properties" for further information.

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

         IP has agreements with all major wholesale marketing and trading entities operating in the Midwest. These agreements are used for the purchase and sale of energy in the wholesale market.

         IP, AmerenCIPS and AmerenUE have a contract with the Tennessee Valley Authority (TVA) providing for the interconnection of the TVA system with those of the three companies to exchange economy and emergency power and for other working arrangements. This contract has no expiration date, but any party may withdraw from the agreement by giving five years written notice to the other parties.

         IP also has interconnections with Indiana-Michigan Power Company, Commonwealth Edison Company, Central Illinois Light Company, Mid-American Energy Corporation, Louisville Gas & Electric, Southern Illinois Power Cooperative, Electric Energy Inc. (EEI), Soyland, the City of Springfield, Illinois and the TVA.

         IP is a member of the Mid-America Interconnected Network, one of ten regional reliability councils established to coordinate plans and operations of member companies regionally and nationally.

         In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with FERC for all approvals necessary to create and implement the Midwest Independent Transmission System Operator, Inc.
(MISO). On September 16, 1998, FERC issued an order authorizing the creation of a MISO. The MISO is governed by a seven-person independent board of directors. The goals of the MISO are to: 1) put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) enhance regional reliability and 3) establish an entity that operates independent of any transmission owner(s) or other market participants thus furthering competition in the wholesale generation market, consistent with the objectives of the FERC's Transmission Open Access Notice of Proposed Rulemaking, Order No. 888. Since January 1998, four other transmission-owning entities joined the MISO. Participation in an ISO is a requirement of P.A. 90-561. The MISO has stated a goal to begin limited operation in 1999 and to be fully operational in 2000.

         In 1996, IP transferred, through a dividend, its 20% ownership of the capital stock of EEI to Illinova. Illinova's interest was transferred to IGC in 1996. EEI was organized to own and operate a steam electric generating station and related transmission facilities near Joppa, Illinois to supply electric energy to the U.S.
Department of Energy (DOE) for its project near Paducah, Kentucky.

Soyland Power Cooperative, Inc.
-------------------------------

         For discussion of the transfer to IP of Soyland's share of Clinton Power Station (Clinton) and the amended Power Coordination Agreement between Soyland and IP, see "Note 7 - Facilities Agreements" on page a-38 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Clinton Power Station
---------------------

     General
     -------

          In March 1997, the NRC issued an order approving transfer to IP of the Clinton operating license related to Soyland's 13.2% ownership interest in Clinton in connection with the transfer from Soyland to IP of all of Soyland's interest in Clinton. Soyland's title to the plant and directly related assets such as nuclear fuel were transferred to IP in May 1997. Soyland's nuclear decommissioning trust assets were transferred to IP in May 1997, consistent with IP's assumption of all of Soyland's ownership obligations including those related to decommissioning.

         Clinton was placed in service in 1987 and represents approximately 20% of IP's installed generation capacity. For more information on the Clinton Power Station, see "Note 4 - Clinton Power Station" on page a-31 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

         Due to uncertainties of deregulated generation pricing in Illinois and due to various operation and management factors, Illinova's and IP's Boards of Directors voted in December 1998 to sell or close Clinton. The decision resulted in an impairment of Clinton-related assets and accrual of exit-related costs. The impairment and accrual of related charges resulted in a $1,327.2 million, net of income taxes, charge against earnings.

         IP has entered into discussions with parties interested in purchasing Clinton. Principal concerns of interested parties are plant restart, funding of the decommissioning liability, terms of any purchase agreement for power generated by Clinton, including the length of any agreement and the price of electricity in any agreement, market price projections for electricity in the region, property tax obligations of the purchaser, and income tax issues. These concerns create substantial uncertainty with regard to the ability to convert any tentative agreement into an executable transaction. Therefore, IP has accounted for the Clinton exit based on the expectation of plant closure as of August 31, 1999. An August 31, 1999, closure allows IP to pursue opportunities to sell Clinton, which has the potential economic benefit of reducing IP's financial exposure to decommissioning. An August 31, 1999, closure also allows IP to refine its plans to close and decommission Clinton if a tentative agreement cannot be converted into an executable transaction. In addition, Clinton would be available for the summer cooling season. The estimated Clinton other operating and maintenance expense, including expensed capital expenditures, is $151 million for January through August 1999.

         See "Note 2 - Clinton Impairment and Quasi-Reorganization" on pages a-27 through a-29 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.


     Decommissioning Costs
     ---------------------

         IP is responsible for the costs of decommissioning Clinton and for spent nuclear fuel disposal costs. In May 1997, consistent with IP's assumption of all of Soyland's ownership obligations of Clinton, Soyland's nuclear decommissioning trust assets of approximately $6 million were transferred to IP. P.A. 90-561 provides for the continued recovery of decommissioning costs through rates charged to IP's delivery service customers. An ICC approved site-specific decommissioning study projected a cost of $538 million in 1996 dollars for decommissioning based on the assumption of the DECON method (prompt removal and dismantlement of Clinton), which results in material expenditures in the early years of decommissioning Clinton. The projected cost estimate in 2026 dollars, assuming a 2 percent annual inflation factor, is $988 million. This estimate continues as the basis for assessing decommissioning costs to IP's customers.

         On December 9, 1998, Illinova's and IP's Boards of Directors decided that IP would exit the nuclear business. The ultimate disposition of Clinton, as well as the decommissioning method chosen, could have a material impact on the total decommissioning liability. For more information on the decommissioning costs related to Clinton, see "Decommissioning and Nuclear Fuel Disposal" in "Note 5 - Commitments and Contingencies" on page a-34 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Fuel Supply
-----------

         Coal was used to generate approximately 97% of the electricity produced by IP during 1998, with other fuels generating the remaining 3%. For 1999, after Clinton returns to service, the percentages of generation attributable to nuclear fuel is projected to increase while projected generation from coal will decline. As explained in "Note 2 - Clinton Impairment and Quasi-Reorganization" on pages a-27 through a-29 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement, which is incorporated herein by reference, Illinova's and IP's Boards of Directors voted to exit nuclear operations. See this note for further information.

         On March 6, 1998, IP initiated an ICC proceeding for elimination of the UFAC. This established a new base fuel cost recoverable under IP's electric tariffs which includes a component for recovery of fuel costs, but not a direct pass-through of such costs. Elimination of the UFAC exposes IP to the risks and opportunities of market price volatility and operating efficiencies. By eliminating the UFAC, IP eliminated exposure for potential disallowed fuel and purchased power costs for the periods after December 31, 1996. Whether electric energy production costs will continue to be recovered depends on a number of factors, including the number of customers served, demand for electric service, and changes in fuel cost components. Furthermore, IP's base electric rates to residential customers were reduced beginning in August 1998 and certain customers will be free to choose their electric generation suppliers beginning in October 1999. These variables will be influenced, in turn, by market conditions, availability of generating capacity, future regulatory proceedings, and environmental protection costs, among other things. IP's electric customers are receiving refunds totaling $15.1 million during the first quarter of 1999 related to fuel cost disallowances as the final phase of the elimination of the UFAC. These refunds close the ICC review process related to the UFAC cost pass-through for the years 1989, 1994, 1995, and 1996.

         For additional information, see the information under the sub-captions "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on pages a-25 and a-26 and "Fuel Cost Recovery" of "Note 5 Commitments and Contingencies" on page a-32 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

COAL - Coal is expected to be the primary source of fuel for future generation. Through both long-term and short-term contracts, IP has obtained commitments for a major portion of its future coal requirements. IP announced in November 1998 that it will comply with Phase II of the Clean Air Act Amendments that become effective January 1, 2000, by switching to low sulfur Powder River Basin coal at its Baldwin and Hennepin Power Stations. IP will continue to comply during 1999, the final year of Phase I of the Clean Air Act, with Illinois high sulfur coal and emission allowances. IP renegotiated one contract in 1998 that will provide Powder River Basin coal through 2010. IP also has short-term contracts with two suppliers which last through 2000 and a third contract which lasts through 2002.

         Spot purchases of coal in 1998 represented less than 5% of IP's total coal purchases. Given the above-mentioned commitments, IP believes that it will be able to obtain sufficient coal to meet its future generating requirements. However, IP is unable to predict the extent to which coal availability and price may fluctuate in the future. Coal inventories on hand at December 31, 1998, represented a 43-day supply based on IP's average daily burn projections for 1999.

NUCLEAR - IP leases nuclear fuel from Illinois Power Fuel Company (Fuel Company). The Fuel Company, which is 50% owned by IP, was formed in 1981 for the purpose of leasing nuclear fuel to IP for Clinton. Lease payments are equal to the Fuel Company's cost of fuel as consumed (including related financing and administrative costs). IP is obligated to make subordinated loans to the Fuel Company at any time the obligations of the Fuel Company which are due and payable exceed the funds available to the Fuel Company. At December 31, 1998, IP had outstanding loans to the Fuel Company of approximately $1.96 million. This amount was repaid in January 1999. Lease terms stipulate that, in the event Clinton is out of service for 24 consecutive months, IP is obligated to purchase Clinton's in-core nuclear fuel from the Fuel Company. In accordance with this provision, IP purchased $62.1 million of fuel in the first quarter of 1999. IP has an obligation for nuclear fuel disposal costs of leased nuclear fuel. For additional information relating to the nuclear fuel lease, see "Note 9 - Capital Leases" on page a-39 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference. At December 31, 1998, IP's net investment in nuclear fuel was $20.4 million.

         IP has one long-term contract for the supply of uranium concentrates with Cameco, a Canadian corporation. The Cameco contract was renegotiated in 1994 to lower the price and provide 55% to 65% of Clinton's estimated fuel requirements approximately through 2000. The decision to utilize Cameco for the additional 10% of Clinton's fuel requirements is made the year before each delivery and depends on the estimated price and availability from the spot market versus the estimated contract price. The contract with Cameco is stated in terms of U.S. dollars. It is expected that this contract will be terminated in 1999 as a result of the decision to exit Clinton operations.
Accordingly, termination fees were accrued at December 31, 1998.

         Conversion services for the period 1991-2005 are contracted with Sequoyah Fuels. Sequoyah Fuels closed its Oklahoma conversion plant in 1992 and joined with Allied Chemical Company to form a marketing company named CoverDyn. All conversion services will be performed at Allied's Metropolis, Illinois facility, but Sequoyah Fuels retains the contract with IP. It is expected that this contract will be terminated in 1999 as a result of the decision to exit Clinton operations. Accordingly, termination fees were accrued at December 31, 1998.

         IP has a utility services contract for uranium enrichment requirements with the DOE which provides 70% of the enrichment requirements of Clinton through 1999. The remaining 30% has been contracted with the DOE through an amendment to its incentive pricing plan through 1999. This amendment allows IP to either purchase the enrichment services at the DOE's incentive price or provide electricity at DOE's Paducah, Kentucky enrichment plant at an agreed exchange rate.

         A contract with General Electric Company provides fuel fabrication requirements for the initial core and 11 reloads, or approximately through 2011. The contract was renegotiated in 1998 to lower the price and reduce the duration from approximately 19 reloads. It is expected that this contract will be terminated in 1999 as a result of the decision to exit Clinton operations. Accordingly, termination fees were accrued at December 31, 1998.

         Under the Nuclear Waste Policy Act (NWPA), the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill ($0.001) per net kwh (one dollar per MWH) generated and sold for future disposal of spent fuel. IP is recovering these charges through rates. In 1996, at the request of nuclear-owning utilities and state regulatory agencies, the District of Columbia (D.C.) Circuit Court of Appeals issued an order confirming DOE's unconditional obligation to take responsibility for spent nuclear fuel commencing in 1998. The DOE argued that it had no such obligation because of its inability to site and license a permanent repository.
Notwithstanding this decision, which the DOE did not appeal, the DOE has indicated to all nuclear utilities that it will experience delay in performance. The impact of any such delay on IP will depend on many factors, including the duration of such delay and the cost and feasibility of interim, on-site storage. Nuclear plant owners and others are pursuing litigation against DOE at the D.C. Circuit Court of Appeals, the Federal Court of Claims, federal district court, and in administrative proceedings. These lawsuits are focused on establishing DOE liability for damages caused by its failure to perform, the scope of those damages, and other remedies. IP is participating in such litigation before the D.C. Circuit Court of Appeals. To date, the unconditional nature of DOE's obligation has been upheld but no court has yet quantified damages or ordered specific performance. The outcome of these lawsuits is uncertain.

         Currently, commercial reprocessing of spent nuclear fuel is not allowed in the United States. The NWPA was enacted to establish a government policy on disposal of spent nuclear fuel and/or high-level radioactive waste. Although the DOE has failed to comply with its obligation under the NWPA to provide spent nuclear fuel retrieval and storage by 1998, IP has on-site underwater storage capacity that will accommodate its spent fuel storage needs for approximately 10 years. IP is currently an equity partner with seven other utilities in an effort to develop a private temporary repository. A spent fuel storage license was filed with the NRC in 1997, initiating a process which will take the NRC up to three years to complete. Safe, dry, on-site storage is technologically feasible, but is subject to licensing and local permitting requirements, for which there may be effective opposition.

         Under the Energy Policy Act of 1992, IP is responsible for a portion of the cost to decontaminate and decommission the DOE's uranium enrichment facilities. Each utility is assessed an annual fee for a period of fifteen years based on quantities purchased from the DOE facilities prior to passage of the Act. At December 31, 1998, IP has a remaining liability of $5.9 million representing future assessments. IP had been recovering these costs, as amortized, through its UFAC subject to UFAC limitations discussed under the heading "Fuel Supply" previously in this item.

OIL and GAS - IP used natural gas and oil to generate 1.8% of the electricity produced in 1998. IP has not experienced difficulty in obtaining adequate supplies of these resources. However, IP is unable to predict the extent to which oil and gas availability and price may fluctuate in the future.

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

         For more information on Illinova's construction program and liquidity, see "Note 5 - Commitments and Contingencies" on page a-32 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference; "Note 6 - Lines of Credit and Short-Term Loans" on page a-37 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference; and "Liquidity and Capital Resources" in "Management's Discussion and Analysis" on pages a-12 through a-15 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

         For more information on IP's construction program and liquidity, see "Note 4 - Commitments and Contingencies" on pages a-28 and a-33 of the 1998 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference; "Note 5 - Lines of Credit and Short-Term Loans" on page a-33 of the 1998 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference; and "Liquidity and Capital Resources" in "Management's Discussion and Analysis" on pages a-10 through a-14 of the 1998 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference.

Accounting Matters
------------------

Prior to the enactment of P.A. 90-561, IP prepared its consolidated financial statements in accordance with Statement of Financial Accounting Standards (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain assets on their balance sheets representing costs they expect to recover from customers, through inclusion of such costs in their future rates. In July 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) concluded that application of FAS 71 accounting should be discontinued at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. The EITF further concluded that regulatory assets and liabilities that originated in the portion of the business being deregulated should be written off unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

         Because P.A. 90-561 provides for market-based pricing of electric generation services, IP discontinued application of FAS 71 for its generating segment as of December 1997. IP evaluated its regulatory assets and liabilities associated with its generation segment and determined that recovery of these costs was not probable through rates charged to transmission and distribution customers, the regulated portion of the business.

         In December 1997, IP wrote off generation-related regulatory assets and liabilities of approximately $195 million (net of income taxes). These net assets related to previously incurred costs that had been expected to be collected through future revenues, including deferred Clinton post construction costs, unamortized gains and losses on reacquired debt, recoverable income taxes and other generation-related regulatory assets. At December 31, 1998, IP's net investment in non-nuclear generation facilities was $2.9 billion.

         As discussed above, Illinova's and IP's Boards of Directors decided to exit the nuclear portion of the business, by either sale or shutdown of Clinton. FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less cost to sell. Consequently, IP wrote off the value of Clinton and accrued Clinton-related exit costs, which resulted in an accumulated deficit in Illinova's retained earnings of $1,419.5 million.

         Illinova's and IP's Boards of Directors also approved in December 1998, quasi-reorganization accounting for Illinova and IP. The SEC provided concurrence with this accounting in November 1998. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating a company's assets and liabilities to their fair values, with the net amount of these adjustments added to or deducted from the deficit. Any balance in the retained earnings account is then eliminated by a transfer from other paid-in capital, giving the company a "fresh start" with a zero balance in retained earnings. For additional information see "Note 2 - Clinton Impairment and Quasi-Reorganization" on pages a-27 through a-29 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.


                             IP Gas Business
                             ---------------

         IP supplies retail natural gas service to an estimated aggregate population of 962,000 in 266 incorporated municipalities, adjacent suburban areas and numerous unincorporated communities. IP does not sell gas for resale.

         IP's rate schedules contain provisions for passing through to its gas customers increases or decreases in the cost of purchased gas. For information on revenue and energy costs, see the sub-caption "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on pages a-25 and a-26 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement that is incorporated herein by reference.

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

         IP experienced its 1998 peak-day send out of 572,067 MMBtu of natural gas on December 30, 1998. This compares with IP's record peak-day send out of 857,324 MMBtu of natural gas on January 10, 1982.

Gas Supply
----------

         IP has contracts with six interstate pipeline companies for firm transportation and storage services. These contracts have varying expiration dates ranging from 1999 to 2004. IP also enters into contracts for the acquisition of natural gas supply. Those contracts range in duration from one to five months.


                         Diversified Business Activities
                         -------------------------------

         IGC, a wholly-owned subsidiary of Illinova, invests in energy supply projects throughout the world. IGC is an equity partner with Tenaska, Inc. in four natural gas-fired generation plants, of which three plants totaling approximately 700 megawatts (MW) are in operation and one 830 MW plant is under construction. Tenaska, Inc. is an Omaha, Nebraska-based developer of independent power projects throughout the United States. IGC also owns 100 percent of the North American Energy Services Company (NAES). NAES supplies a broad range of operations, maintenance and support services to the world-wide independent power generation industry and operates the Tenaska generation plants in which IGC has an equity interest. IGC is an equity partner in the Indeck North American Power Fund (Fund). The Fund has generation projects in Long Beach, California, and Pepperell, Massachusetts. In addition to these ventures, IGC is involved in generation projects in Teesside, England; Puerto Cortez, Honduras; Zhejiang Province and Hunan Province, People's Republic of China; Aguaytia, Peru; Tilaran, Costa Rica; Old Harbour, Jamaica; Barranquilla, Columbia; and Balochistan, Pakistan. In August 1996, Illinois Power's interest in the 1000 MW coal-fired plant in Joppa, Illinois was transferred to IGC.

         IEP is Illinova's wholly-owned subsidiary that engages in the brokering and marketing of electric power and gas, and the development and sale of energy-related products and services to the unregulated energy market throughout the United States and Canada. In May 1995, IEP obtained approval from the FERC to conduct business as a marketer of electric power and gas to various customers outside of IP's present service territory. In September 1995, IEP began buying and selling wholesale electricity in the Western United States. IEP owns 50 percent of Tenaska Marketing Ventures (TMV). TMV focuses on natural gas marketing in the Midwestern United States. IEP and TMV have formed Tenaska Marketing Canada to market natural gas in Canada. In July 1996, IP received FERC approval to sell electricity to IEP without prior transaction approval from FERC. In October 1998, IEP acquired a 51% ownership interest in EMC Gas Transmission Company, a retail gas marketer in Michigan. IEP consolidates the accounts of EMC Gas Transmission Company.

         For more information on the activities of the Illinova's diversified enterprises, see "Note 3 - Illinova Subsidiaries" on page a-30 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

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

         In accordance with the requirements of the Illinois Clean Air Act Permit Program (CAAPP), IP submitted new air permit applications for each of its generating facilities in 1995. The IEPA will review these applications and is expected to issue CAAPP permits in 1999.

         In addition to the sulfur dioxide emission limitations for existing facilities, both the USEPA and the State of Illinois adopted New Source Performance Standards (NSPS) applicable to coal-fired generating units limiting emissions to 1.2 pounds of sulfur dioxide per million Btu of heat input. This standard is applicable to IP's Unit 6 at the Havana Power Station. The federal NSPS also limit nitrogen oxides, opacity and particulate emissions and imposes certain monitoring requirements. In 1977 and 1990, the Act was amended and, as a result, USEPA has adopted more stringent emission standards for new sources. These standards would apply to any new plant constructed by IP.

Clean Air Act
-------------

         For information on the impacts of the Clean Air Act Amendments of 1990, see "Environmental Matters" in "Note 5 - Commitments and Contingencies" on pages a-35 and a-36 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Global Warming
--------------

         For information on the impacts of the international negotiations to reduce greenhouse gas emissions and the Kyoto Protocol, see "Environmental Matters" in "Note 5 - Commitments and Contingencies" on page a-36 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Manufactured-Gas Plant Sites
----------------------------

         IP's estimated liability for MGP site remediation is $61 million. This amount represents IP's current best estimate of the costs that it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot presently determine its ultimate liability for remediation of the sites.

         In October 1995, to offset the burden imposed on its customers, IP initiated litigation against a number of insurance carriers claiming that insurance coverage should apply to a portion of the cleanup costs. As of June 1998, settlements or settlements in principle have been negotiated with all 30 of the carriers. Settlement proceeds recovered from the carriers will offset a significant portion of MGP remediation costs and will be credited to IP's customers through the tariff rider mechanism which the ICC previously approved. Cleanup costs in excess of insurance proceeds will be fully recovered from IP's transmission and distribution customers.

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

         Enforcement of discharge limitations is accomplished in part through the regulatory permitting process similar to that described previously under "Air Quality." Presently, IP has approximately two dozen permits for discharges at its power stations and other facilities, which must be periodically renewed.

         In addition to obtaining such permits, each source of regulated discharges must be operated within the limitations prescribed by applicable regulations. Verification of such compliance is usually accomplished by monitoring results reported to regulatory authorities and inspections by such authorities.

         The  Clinton  permit was  reissued  in the third  quarter of 1995.  The
Havana Power Station permit was reissued in the first quarter of 1996. The Hennepin Power Station permit application for reissuance was submitted in the fourth quarter of 1996. The permit is not expected until the third or fourth quarter of 1999. The Vermilion Power Station permit was reissued in the fourth quarter of 1996. The Wood River Power Station permit was reissued in the first quarter of 1996. The Baldwin Power Station permit was reissued in the first quarter of 1998.

Other Issues
------------

         Hazardous and non-hazardous wastes generated by IP must be managed in accordance with federal regulations under the Toxic Substances Control Act
(TSCA), the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act (RCRA) and additional state regulations promulgated under both RCRA and state law. Regulations promulgated in 1988 under RCRA govern IP's use of underground storage tanks. The use, storage, and disposal of certain toxic substances, such as polychlorinated biphenyls (PCBs) in electrical equipment, are regulated under the TSCA. Hazardous substances used by IP are subject to reporting requirements under the Emergency Planning and Community-Right-To-Know Act. The State of Illinois has been delegated authority for enforcement of these regulations under the Illinois Environmental Protection Act and state statutes. These requirements impose certain monitoring, recordkeeping, reporting and operational requirements which IP has implemented or is implementing to assure compliance. IP does not anticipate that compliance will have a material adverse impact on its financial position or results of operations.

Electric and Magnetic Fields
----------------------------

         For information on Electric and Magnetic Fields, see "Electric and Magnetic Fields" in "Note 5 Commitments and Contingencies" on page a-36 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Environmental Expenditures
--------------------------

         Operating expenses for environmentally-related activities were $53 million in 1998 (including the incremental costs of alternative fuels to meet environmental requirements). IP's net capital expenditures (including AFUDC and capitalized interest) for environmental protection programs were approximately $28.4 million in 1998. Accumulated net capital expenditures since 1969 have reached approximately $822 million.


                           Year 2000 Data Processing
                           -------------------------

         For information on Year 2000 Data Processing, see "Year 2000" in "Management's Discussion and Analysis" on pages a-5 through a-8 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

                            Research and Development
                            ------------------------

         Illinova's research and development expenditures for 1998 were comprised entirely of IP expenditures of approximately $5.1 million. In 1997, Illinova's research and development expenditures were approximately $5.4 million for IP and $2.0 million for Illinova. Illinova's research and development expenditures for 1996 consisted entirely of IP expenditures of $5.4 million.

                                  Regulation
                                  ----------

         The Illinois Public Utilities Act was significantly modified in 1997 by P.A. 90-561, but the ICC continues to have broad powers of supervision and regulation with respect to the rates and charges of IP, its services and facilities, extensions or abandonment of service, classification of accounts, valuation and depreciation of property, issuance of securities and various other matters. Before a significant plant addition may be included in IP's rate base, the ICC must determine that the addition is reasonable in cost, prudent and used and useful in providing utility service to customers. IP must continue to provide bundled retail electric service to all who choose to continue to take service at tariff rates, and IP must provide unbundled electric distribution services to all eligible customers as defined by P.A. 90-561 at rates to be determined by the ICC as early as September 1, 1999. During 1998, pursuant to authority granted in P.A. 90-561, the ICC issued rules associated with (i) transactions between the utility and its affiliates; (ii) service reliability;
(iii) environmental disclosure; and (iv) alternative retail electric supplier certification criteria and procedures. During 1999, it is expected that the ICC will rule on (i) the rates and terms associated with the provision of delivery services for commercial and industrial customers; (ii) establishing the neutral fact finder price utilized in (a) calculating competitive transition costs and
(b) IP's power purchase tariff; (iii) the competitive transition cost methodology; and (iv) guidelines regarding standards of conduct and functional separation. Additionally, the ICC has initiated a proceeding to investigate the further unbundling of the utility's delivery services and expects to rule on the issue in early 1999.

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

                              Important Information
                              ---------------------
         Certain of the statements contained in this report, including those in Management's Discussion and Analysis are forward-looking. Other statements, particularly those using words like "expect," "intend," "predict," "estimate," and "believe," also are forward-looking. Although Illinova and IP believe these statements are accurate, its businesses are dependent on various regulatory issues, general economic conditions and future trends, and these factors can cause actual results to differ materially from the forward-looking statements that have been made. In particular:

         Illinova's activities, particularly the utility activities of IP, are heavily regulated by both the federal government and the State of Illinois. This regulation has changed substantially over the past several years. The impacts of these changes include reductions in rates pursuant to P.A. 90-561 and a phasing in of the opportunity for an increasing number of customers to choose alternative energy suppliers. In addition, future regulatory changes are certain to occur and their nature and impact cannot be predicted.

         IP is likely to face increased competition in the future. Deregulation of certain aspects of IP's business at both the state and federal levels is occurring, the primary results of which so far are that competing generators of electricity will increasingly have the ability to sell electricity to IP's customers and to require IP to transmit and distribute that electricity. In addition, alternative sources of electricity, such as co-generation facilities, are becoming increasingly popular. When customers elect suppliers other than IP for their electricity, IP can avoid certain costs and can gain revenue from transmitting and distributing that electricity; however, the net effect of these elections generally is a decrease in IP's revenue and operating income. Illinois transition law is designed to protect utilities in three principal ways:

         1. Departing customers are obligated to pay transition charges based on the utility's lost revenue from that customer;

         2. Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds; and

         3. Utilities are permitted to seek rate relief in the event the change in law leads to their ROE falling below a specified minimum based on a prescribed test.

         Illinova is exploring various strategies to best respond to its changing business and regulatory environment. These strategies include acquisitions, focused growth of unregulated businesses, and other options. Although Illinova would only plan to undertake transactions that it believes are in the best interests of its shareholders, there
         can  be  no  certainty   that  any   transaction   will  fulfill  these
         expectations.

         To meet IP customers' electricity requirements, IP produces electricity in Company-owned generation plants. Although IP has in place programs designed to match its supplies with its needs, many circumstances can occur which upset this balance. Specifically, generation facilities may experience unplanned outages forcing the Company to acquire additional supplies in the electricity marketplace. The availability and price of these additional supplies are uncertain and at times highly volatile. Such situations can lead to less profitable or even unprofitable outcomes.

         Clinton is a nuclear-fueled generation facility. Although IP believes that it operates this facility in accordance with all regulatory guidelines and in a safe manner, accidents can occur. Liabilities and costs from such accidents could exceed insurance provisions established for the Company and have a significantly negative effect on IP.

         There are various financial risks attendant to selling or shutting down Clinton. These risks include the possibility that IP has underestimated the costs necessary to effect a particular exit strategy. No nuclear facility sale has been completed and relatively little financial information regarding these transactions is available. Although the amounts used in IP's analyses and in recording year-end accounting results represent estimates based on guidance from industry experts, actual results may be materially different from the estimates. In addition, the Company continues to have ongoing nuclear operational exposures until the plant is sold or shut down.

         Illinova does not currently foresee any inability to obtain necessary financing on reasonably favorable terms. However, events can occur in the Company's business operations or in general economic conditions that could negatively impact the Company's financial flexibility. In addition, restructuring activities, such as the formation of an unregulated generation subsidiary, can introduce other factors that could impact the Company's financial flexibility. Further, the sale or shutdown of Clinton will substantially reduce the Company's ability to issue indebtedness under its existing mortgages. While the Company does not foresee any of these events resulting in significant difficulties in obtaining future financing on reasonably favorable terms, there can be no assurances that difficulties will not occur.

         The impact of environmental regulations on utilities is significant; and the expectation is that more stringent requirements will be introduced over time. Although Illinova believes it is in substantial compliance with all current regulations, Illinova cannot predict the future impact of environmental compliance. However, if more stringent requirements are introduced they are likely to have a negative financial effect.

         IGC has interest in foreign facilities and is likely to purchase additional foreign interest in the future. The risks of doing business in foreign countries are different from those attendant to doing business in the United States. These include business risks such as currency fluctuations, cyclical and sustained economic downturns, and political risks. The adverse impact of these risks could be significant.

         Illinova, through IEP and IP, actively purchases and sells electricity and natural gas futures and similar contracts with respect thereto. While Illinova has adopted various risk management practices intended to minimize the risk of significant loss, trading in assets of these types is inherently risky and these risk management practices cannot guarantee that losses will not occur.

         Although Illinova believes that it will complete its Year 2000 preparation in a timely fashion, there can be no assurances that it will, or that unforeseen problems will not arise. The consequences of Year 2000 problems are so varied that Illinova cannot predict this ultimate impact, if any.

         All forward-looking statements in this report are based on information that currently is available. Illinova disclaims any obligation to update any forward-looking statement.

                   Executive Officers of Illinova Corporation
                   ------------------------------------------

Name of Officer                 Age               Position

Charles E. Bayless               56       Chairman, President and Chief
                                          Executive Officer
Larry F. Altenbaumer             51       Chief Financial Officer, Treasurer
                                          and Controller
Alec G. Dreyer                   41       Senior Vice President
George W. Miraben                57       Senior Vice President and Chief
                                          Administrative Officer
Leah Manning Stetzner            50       General Counsel and Corporate
                                          Secretary

     Mr. Bayless joined Illinova as President and Chief Executive Officer in July of 1998 and was elected chairman in August 1998. Prior to joining Illinova, Mr. Bayless was Chairman, President, and Chief Executive Officer of Tucson Electric Power Company.

     Mr.  Altenbaumer  was  elected  Chief  Financial  Officer,   Treasurer  and
Controller in June 1994.

     Mr. Dreyer was elected Senior Vice President in February 1999 in addition to his position as President of IGC, a subsidiary of Illinova, which he has held since September 1995. Prior to being elected President of IGC, Mr. Dreyer was Treasurer and Controller of IP since December 1994 and Controller since June 1992.

     Mr. Miraben joined Illinova in January 1999 and was elected Senior Vice President in February 1999. Prior to joining Illinova, Mr. Miraben was Senior Vice President of UniSource Energy Corporation and Executive Vice President of Tucson Electric Power Company, a subsidiary of UniSource.

     Ms. Stetzner was elected General Counsel and Corporate Secretary in June 1994.

        The executive officers are elected annually by the Board of Directors at the first meeting of the Board held after the annual meeting of shareholders, and hold office until their successors are duly elected or until their death, resignation or removal by the Board.

        For Illinova, the information under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                  Executive Officers of Illinois Power Company
                  --------------------------------------------
Name of Officer                 Age                 Position
Charles E. Bayless               56       Chairman, President and Chief
                                          Executive Officer
Larry F. Altenbaumer             51       Senior Vice President and Chief
                                          Financial Officer
David W. Butts                   44       Senior Vice President
Alec G. Dreyer                   41       Senior Vice President
Paul L. Lang                     58       Senior Vice President
George W. Miraben                57       Senior Vice President and Chief
                                          Administrative Officer
Richard W. Eimer, Jr.            50       Vice President
Kim B. Leftwich                  51       Vice President
Robert D. Reynolds               42       Vice President
Robert A. Schultz                58       Vice President
Leah Manning Stetzner            50       Vice President, General Counsel
                                          and Corporate Secretary
Cynthia G. Steward               41       Controller
Eric B. Weekes                   47       Treasurer
John P. McElwain                 48       Chief Nuclear Officer


     Mr. Bayless joined IP as President and Chief Executive Officer in July 1998 and was elected Chairman in August 1998. Prior to joining Illinova, Mr. Bayless was Chairman, President and Chief Executive Officer of Tucson Electric Power Company.

     Mr. Altenbaumer was elected Senior Vice President and Chief Financial Officer in June 1992. Prior to being elected Senior Vice President he was previously Vice President, Chief Financial Officer, and Controller.

        Mr. Butts was elected Senior Vice President in February 1999 in addition to his position as President of IEP, a subsidiary of Illinova, which he has held since February 1998. Prior to being elected President of IEP, Mr. Butts was a Senior Vice President at Illinois Power Company. From November 1993 through August 1995, he was President of IGC, an Illinova subsidiary.

        Mr. Dreyer was elected Senior Vice President in February 1999 in addition to his position as President of IGC, a subsidiary of Illinova, which he has held since September 1995. Prior to being elected President of IGC, Mr. Dreyer was Treasurer and Controller of IP from December 1994.

     Mr. Lang was elected Senior Vice President in June 1992. He joined IP as Vice President in July 1986.

        Mr. Miraben joined IP in January 1999 and was elected Senior Vice President and Chief Administrative Officer in February 1999. Prior to joining IP, Mr. Miraben was Senior Vice President of UniSource Energy Corporation and Executive Vice President of Tucson Electric Power Company, a subsidiary of UniSource.

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

     Mr. Schultz was elected Vice President in February 1998. He previously held the positions of President of IEP, President of Illinova Power Marketing and Treasurer of IP.

     Ms. Stetzner was elected Vice President, General Counsel and Corporate Secretary in February 1993. She joined IP as General Counsel and Corporate Secretary in October 1989.

     Ms. Steward was elected Controller in September 1995. She previously held the positions of Manager of Employee Services and Director of Accounting.

     Mr. Weekes joined IP as Treasurer in January 1997. He previously served as Senior Financial Manager with a unit of Kraft Foods.

        Mr. McElwain was contracted from PECO Energy Company in Philadelphia in December 1998 and appointed Chief Nuclear Officer in January 1999. Prior to joining IP, as a contractor from PECO, Mr. McElwain held the positions of Vice President, Nuclear Projects and Director of Outage Management for PECO.

        The present term of office of each of the above executive officers extends to the first meeting of Illinova's and IP's Boards of Directors after the Annual Election of Directors. There are no family relationships among any of the executive officers and directors of Illinova and IP.

        For IP, the information under the caption "Board of Directors" on pages 3 through 7 of IP's Information Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.


                              Operating Statistics
                             ---------------------

        For Illinova the information under the caption "Selected Illinois Power Company Statistics" on page a-53 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

        For IP the information under the caption "Selected Illinois Power Company Statistics" on page a-49 of the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 2.   Properties
-------

        IP owns and operates six steam generating stations with composite net summer capacity of 4,421,000 kilowatts. In addition, IP owns nine quick start combustion turbine peaking units at three locations with a combined net summer capacity of 147,000 kilowatts. All of IP's generating stations are in the State of Illinois, including IP's only nuclear generating station, Clinton. IP owns 50% of three combustion turbine units, located in Bloomington, Illinois, with combined net capacity of 5,250 kilowatts. State Farm Insurance Company owns the other 50% of these units. The total IP available net summer capability is 4,571,250 kilowatts.

        The major coal-fired units at Baldwin, Havana, Hennepin, Vermilion and Wood River make up 3,491,000 kilowatts of summer capacity. Three natural gas-fired units at Wood River were reactivated in 1997. These units have a combined net summer capacity of 139,000 kilowatts. Five oil-fired units at Havana were reactivated in 1998. These units have a combined net summer capacity of 238,500 kilowatts.

        IP owns an interconnected electric transmission system of approximately 2,800 circuit miles, operating from 69,000 to 345,000 volts and a distribution system which includes about 36,000 circuit miles of overhead and underground lines.

        All outstanding First Mortgage Bonds issued under the Mortgage and Deed of Trust dated November 1, 1943 are secured by a first mortgage lien on substantially all of the fixed property, franchises and rights of IP with certain exceptions expressly provided in the mortgage securing the bonds. All outstanding New Mortgage Bonds issued under the General Mortgage and Deed of Trust dated November 1, 1992, are secured by a lien on IP's properties used in the generation, purchase, transmission, distribution and sale of electricity and gas. In December of 1997, the Mortgage and Deed of Trust dated November 1, 1943, was amended to generally conform with the General Mortgage and Deed of Trust dated November 1, 1992, following a bondholder vote and approval of the IP Board of Directors.

Item 3.   Legal Proceedings
-------

         See discussion of legal proceedings in "Manufactured-Gas Plant" in "Note 5 - Commitments and Contingencies" on page a-36 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

        See "Environmental Matters" reported under Item 1 of this report for information regarding legal proceedings concerning environmental matters.

        See "Fuel Supply" reported under Item 1 of this report for information regarding legal proceedings concerning nuclear fuel disposal.

Item 4.   Submission of Matters to a Vote of Security Holders
-------

None.

                                       PART II
-------------------------------------------------------------------------------

Item 5.   Market for Registrants' Common Equity and Related
-------   Stockholder Matters

        For Illinova, the information under the caption "Note 17 - Quarterly Consolidated Financial Information and Common Stock Data (Unaudited)" on page a-51 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

        For IP the information under the caption "Note 16 - Quarterly Consolidated Financial Information and Common Stock Data (Unaudited)" on page a-47 of the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 6.   Selected Financial Data
-------

        For Illinova, the information under the caption "Selected Consolidated Financial Data" on page a-52 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

        For  IP  the  information  under  the  caption  "Selected   Consolidated
Financial Data" on page a-48 of the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
-------   Condition and Results of Operations

        For Illinova, the information under the caption "Management's Discussion and Analysis" on pages a-2 through a-18 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

        For IP the information under the caption "Management's Discussion and Analysis" on pages a-2 through a-16 of the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

        For information on Quantitative and Qualitative Disclosures About Market Risk, see "Market Risk" in "Management's Discussion and Analysis" on pages a-16 through a-17 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data
-------

         For Illinova, the consolidated financial statements and related notes on pages a-21 through a-51 and Report of Independent Accountants on page a-20 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7, the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is not to be deemed filed as part of this Form 10-K Annual Report.

         For IP the consolidated financial statements and related notes on pages a-19 through a-47 and Report of Independent Accountants on page a-18 of the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7, the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement is not to be deemed filed as part of this form 10-K Annual Report.

Item 9.   Changes in and Disagreements With Accountants on
-------   Accounting and Financial Disclosure

None.

                                       PART III
-------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrants
--------

        For Illinova, the information under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinova's executive officers is set forth in Part I of this Annual Report on Form 10-K.

        For IP the information under the caption "Board of Directors" on pages 3 through 7 of IP's Information Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinois Power Company's executive officers is set forth in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation
--------

         For   Illinova,   the   information   under  the   caption   "Executive
Compensation" on pages 8 through 13 of Illinova's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

         For IP the information under the caption "Executive Compensation" on pages 8 through 13 of IP's Information Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------

         For Illinova, the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 7 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

         For IP the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 7 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 3 through 7 of IP's Information Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------

         None.

                               PART IV
--------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  Form 8-K

     (a)  Documents filed as part of this report.
          (1a)  Financial Statements:
                                                         Page in 1998
                                                         Annual Report
                                                        to Shareholders
                                                        in the appendix
                                                        to the Illinova
                                                       Proxy Statement*
                                                       ----------------
                Report of Independent Accountants                  a-20
                Consolidated Statements of Income for the
                   three years ended December 31, 1998,
                      1997, 1996                                   a-21
                Consolidated Balance Sheets at
                   December 31, 1998 and 1997                      a-22
                Consolidated Statements of Cash Flows for
                   the three years ended December 31, 1998,
                      1997, 1996                                   a-23
                Consolidated Statements of Retained
                   Earnings for the three years
                   ended December 31, 1998, 1997, 1996             a-23
                Notes to Consolidated Financial Statements  a-24 - a-51

* Incorporated by reference from the indicated pages of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement.
          (1b)  Financial Statements:
                                                         Page in 1998
                                                         Annual Report
                                                        to Shareholders
                                                        in the appendix
                                                           to the IP
                                                          Information
                                                           Statement**
                                                        ---------------
                Report of Independent Accountants                  a-18
                Consolidated Statements of Income for the
                   three years ended December 31, 1998,
                      1997, 1996                                   a-19
                Consolidated Balance Sheets at
                   December 31, 1998 and 1997                      a-20
                Consolidated Statements of Cash Flows for
                   the three years ended December 31, 1998,
                      1997, 1996                                   a-21
                Consolidated Statements of Retained
                   Earnings for the three years
                   ended December 31, 1998, 1997, 1996              a-21
                Notes to Consolidated Financial Statements  a-22 - a-47
** Incorporated by reference from the indicated pages of the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement

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

     (b) Reports on Form 8-K since September 30, 1998:

            Report filed on Form 8-K on October 20, 1998
                 Other Events:  Illinova releases results of
                                third-quarter earnings and Board of Directors approval of common stock repurchase. IP announces status of progress made to restart Clinton Power Station, new restart date, and new estimation of costs to return Clinton to operation.

            Report filed on Form 8-K on November 25, 1998
                 Other Events:  IP announces SEC acceptance of quasi-
                                reorganization accounting procedures if
                                the company decides to exit the nuclear
                                business.

            Report filed on Form 8-K on December 14, 1998
                 Other Events:  Illinova announces it will exit the
                                nuclear    business    and   proceed    with   a
                                quasi-reorganization to position itself as a competitive leader in new energy markets.

            Report filed on Form 8-K on December 22, 1998
                 Other Events:  Illinois Power Special Purpose Trust
                                offers transitional funding trust notes
                                on Form S-3

                 Financial
                 Statements,
                 Pro Forma
                 Financial
                 Information
                 and Exhibits:  Exhibits

            Report filed on Form 8-K on January 13, 1999
                 Other Events:  Illinois Power Securitization Limited
                                Liability company files a corrected copy of Form T-1, Statement of Eligibility Under the Trust Indenture
                                Act of 1939.

                 Financial
                 Statements,
                 Pro Forma
                 Financial
                 Information
                 and Exhibits:  Exhibits

            Report filed on Form 8-K on February 12, 1999
                 Other Events:  Illinois Power announces potential
                                impact of quasi on financial reorganization entries and discusses progress in restoring Clinton to service and status of the company in exiting the nuclear business.

            Report filed on Form 8-K on March 3, 1999
                 Other Events:  Illinova releases 1998 earnings
                                and discusses impact of the Clinton
                                Power Station impairment and
                                quasi-reorganization

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ILLINOIS POWER COMPANY
                                              (REGISTRANT)

                                         By/s/Charles E. Bayless
                                         Charles E. Bayless, Chairman, President
                                         and Chief Executive Officer

                                         Date: March 29, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                              Title                            Date

/s/Charles E. Bayless               Chairman, President, Chief
Charles E. Bayless                  Executive Officer and Director
(Principal Executive Officer)

/s/Larry F. Altenbaumer             Senior Vice President and
Larry F. Altenbaumer                Chief Financial Officer
(Principal Financial Officer)

/s/Cynthia G. Steward               Controller
Cynthia G. Steward
(Principal Accounting Officer)

/s/J. Joe Adorjan
J. Joe Adorjan

/s/C. Steven McMillan
C. Steven McMillan

/s/Robert M. Powers
Robert M. Powers

/s/Sheli Z. Rosenberg
Sheli Z. Rosenberg                  Director                      March 29, 1999

/s/Walter D. Scott
Walter D. Scott

/s/Joe J. Stewart
Joe J. Stewart

/s/Ronald L. Thompson
Ronald L. Thompson

/s/Walter M. Vannoy
Walter M. Vannoy

/s/Marilou von Ferstel
Marilou von Ferstel

/s/John D. Zeglis
John D. Zeglis

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ILLINOVA CORPORATION
                                             (REGISTRANT)

                                         By /s/Charles E. Bayless
                                         Charles E. Bayless, Chairman, President
                                         and Chief Executive Officer

                                                       Date: March 29, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                              Title                            Date

/s/Charles E. Bayless               Chairman, President, Chief
Charles E. Bayless                  Executive Officer and Director
(Principal Executive Officer)

/s/Larry F. Altenbaumer             Chief Financial Officer,
Larry F. Altenbaumer                Treasurer and Controller
(Principal Financial
and Accounting Officer)

/s/J. Joe Adorjan
J. Joe Adorjan

/s/C. Steven McMillan
C. Steven McMillan

/s/Robert M. Powers
Robert M. Powers

/s/Sheli Z. Rosenberg
Sheli Z. Rosenberg

/s/Walter D. Scott
Walter D. Scott                     Director                      March 29, 1999

/s/Joe J. Steward
Joe J. Stewart

/s/Ronald L. Thompson
Ronald L. Thompson

/s/Walter M. Vannoy
Walter M. Vannoy

/s/Marilou von Ferstel
Marilou von Ferstel

/s/John D. Zeglis
John D. Zeglis

                         Exhibit Index

Exhibit                          Description
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

(3)(ii) By-Laws

(a)      By-laws of Illinova  Corporation,  as amended,
         April 8, 1998. Filed as Exhibit  3(a)(1) to the
         Annual Report on Form 10-K under the Securities and Exchange Act of 1934 for the year ended
         December 31, 1998.

(b)      By-laws of Illinova Corporation, as amended
         December 14, 1994. Filed as Exhibit  3(b)(2)
         to the Annual Report on Form 10-K under
         the Securities Exchange Act of 1934 for the
         year ended December 31, 1994 (File No. 1-11327).            *

(c)      By-laws of Illinois Power Company, as amended
         December 14, 1994.  Filed as Exhibit 3(b)(1)
         to the Annual Report on Form 10-K under
         the Securities Exchange Act of 1934 for the
         year ended December 31, 1994 (File No. 1-3004).             *

(4) Instruments Defining Rights of Security Holders,
    Including Indentures

Exhibit                           Description
-------                           -----------

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

Illinois Power Company

(b)(1)   Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 2(b) Registration No. 2-14066.             *

(b)(2)   Supplemental Indenture dated July 1, 1991, providing
         for $84,710,000 principal amount of 7 3/8% First
         Mortgage Bonds due July 1, 2021.  Filed as Exhibit
         4(mm) to the Annual Report on Form 10-K under the
         Securities Exchange Act of 1934 for the year ended
         December 31, 1991 (File No. 1-3004).                        *

(b)(3)   Supplemental Indenture No. 1 dated June 1, 1992.
         Filed as Exhibit 4(nn) to the Quarterly Report
         on Form 10-Q for the quarter ended June 30, 1992
         (File No. 1-3004).                                          *

(b)(4)   Supplemental Indenture No. 2 dated June 1, 1992.
         Filed as Exhibit 4(oo) to the Quarterly Report
         on Form 10-Q for the quarter ended June 30, 1992
         (File No. 1-3004).                                          *

(b)(5)   Supplemental Indenture No. 1 dated July 1, 1992.
         Filed as Exhibit 4(pp) to the Quarterly Report
         on Form 10-Q for the quarter ended June 30, 1992
         (File No. 1-3004).                                          *

(b)(6)   Supplemental Indenture No. 2 dated July 1, 1992.
         Filed as Exhibit 4(qq) to the Quarterly Report
         on Form 10-Q for the quarter ended June 30, 1992
         (File No. 1-3004).                                          *

Exhibit                           Description
-------                           -----------

(b)(7)   Supplemental Indenture dated September 1, 1992,
         providing for $72,000,000 principal amount of 6 1/2%
         First Mortgage Bonds due September 1, 1999.  Filed
         as Exhibit 4(rr) to the Quarterly Report on Form
         10-Q for the quarter ended September 30, 1992
         (File No. 1-3004).                                          *

(b)(8)   General Mortgage Indenture and Deed of Trust dated
         as of November 1, 1992.  Filed as Exhibit 4(cc) to
         the Annual Report on Form 10-K under the Securities
         Exchange Act of 1934 for the year ended December
         31, 1992 (File No. 1-3004).                                 *

(b)(9)   Supplemental Indenture dated February 15, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(dd) to the Annual Report on Form
         10-K under the Securities Exchange Act of 1934 for
         the year ended December 31, 1992 (File No. 1-3004).         *

 (b)(10)  Supplemental Indenture dated February 15, 1993, to
         General Mortgage Indenture and Deed of Trust dated as
         of November 1, 1992.  Filed as Exhibit 4(ee) to the
         Annual Report on Form 10-K under the Securities
         Exchange Act of 1934 for the year ended December 31,
         1992 (File No. 1-3004).                                     *

(b)(11)  Supplemental Indenture No. 1 dated March 15, 1993,
         to Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(ff) to the Annual Report on Form
         10-K under the Securities Exchange Act of 1934 for
         the year ended December 31, 1992 (File No. 1-3004).         *

(b)(12)  Supplemental Indenture No. 1 dated March 15, 1993,
         to General Mortgage Indenture and Deed of Trust
         dated as of November 1, 1992.  Filed as Exhibit
         4(gg) to the Annual Report on Form 10-K under the
         Securities Exchange Act of 1934 for the year ended
         December 31, 1992 (File No. 1-3004).                        *

(b)(13)  Supplemental Indenture No. 2 dated March 15, 1993,
         to Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(hh) to the Annual Report on Form
         10-K under the Securities Exchange Act of 1934 for
         the year ended December 31, 1992 (File No. 1-3004).         *

(b)(14)  Supplemental Indenture No. 2 dated March 15, 1993,
         to General Mortgage Indenture and Deed of Trust
         dated as of November 1, 1992.  Filed as Exhibit
         4(ii) to the Annual Report on Form 10-K under the
         Securities Exchange Act of 1934 for the year ended
         December 31, 1992 (File No. 1-3004).                        *

Exhibit                           Description
-------                           -----------

(b)(15)  Supplemental Indenture dated July 15, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(jj) to the Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1993
         (File No. 1-3004).                                          *

(b)(16)  Supplemental Indenture dated July 15, 1993, to
         General Mortgage Indenture and Deed of Trust
         dated as of November 1, 1992.  Filed as Exhibit
         4(kk)to the Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1993 (File No. 1-3004).          *

(b)(17)  Supplemental Indenture dated August 1, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(ll) to the Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1993
         (File No. 1-3004).                                          *

 (b)(18)  Supplemental Indenture dated August 1, 1993, to
         General Mortgage Indenture and Deed of Trust
         dated as of November 1, 1992.  Filed as Exhibit
         4(mm) to the Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1993 (File No. 1-3004).          *

(b)(19)  Supplemental Indenture dated October 15, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(nn) to the Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1993
         (File No. 1-3004).                                          *

(b)(20)  Supplemental Indenture dated October 15, 1993, to
         General Mortgage Indenture and Deed of Trust dated
         as of November 1, 1992.  Filed as Exhibit 4(oo) to
         the Quarterly Report on Form 10-Q for the quarter
         ended September 30, 1993 (File No. 1-3004).                 *

(b)(21)  Supplemental Indenture dated November 1, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(pp) to the Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1993
         (File No. 1-3004).                                          *

(b)(22)  Supplemental Indenture dated November 1, 1993, to
         General Mortgage Indenture and Deed of Trust dated
         as of November 1, 1992.  Filed as Exhibit 4(qq) to
         the Quarterly Report on Form 10-Q for the quarter
         ended September 30, 1993 (File No. 1-3004).                 *

(b)(23)  Supplemental Indenture dated February 1, 1994, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(hh) to the Annual Report on
         Form 10-K under the Securities Exchange Act of 1934
         for the year ended December 31, 1993
         (File No. 1-3004).                                          *

Exhibit                           Description
-------                           -----------

 (b)(24)  Indenture dated October 1, 1994 between Illinois
         Power Company and the First National Bank of
         Chicago.  Filed as Exhibit 4(a) to the Quarterly
         Report on Form 10-Q for the quarter ended
         September 30, 1994 (File No. 1-3004).                       *

(b)(25)  Supplemental Indenture dated October 1, 1994, to
         Indenture dated as of October 1, 1994.  Filed as
         Exhibit 4(b) to the Quarterly Report on Form
         10-Q for the quarter ended September 30, 1994
         (File No. 1-3004).                                          *

(b)(26)  Indenture dated January 1, 1996 between Illinois
         Power Company and Wilmington Trust Company.  Filed
         as Exhibit 4(b)(36) to the Annual Report on Form
         10-K under the Securities Exchange Act of 1934 for
         the year ended December 31, 1995 (File No. 1-3004).         *

(b)(27)  First Supplemental Indenture dated January 1, 1996, between Illinois Power Company and Wilmington Trust
         Company. Filed as Exhibit 4(b)(37) to the Annual
         Report on Form 10-K under the Securities Exchange
         Act of 1934 for the year ended December 31, 1995
         (File No. 1-3004).                                          *

(b)(28)  Supplemental Indenture dated April 1, 1997, to
         Mortgage and Deed of Trust dated November 1, 1943
         Filed as Exhibit 4(a) to the Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1997.
         (File No. 1-3004)                                           *

(b)(29)  Supplemental Indenture dated April 1, 1997 to General
         Mortgage Indenture and Deed of Trust dated November 1,
         1992.  Filed as Exhibit 4(b) to the Quarterly Report
         on Form 10-Q for the quarter ended March 31, 1997.
         (File No. 1-3004)                                           *

(b)(30)  Supplemental Indenture dated December 1, 1997 to
         Mortgage and Deed of Trust dated November 1, 1943.          *

(b)(31) Supplemental Indenture dated as of March 1, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $18,700,000 principal amount of 5.40% pollution control bonds. Filed as Exhibit 4.41 to the Registration Statement on Form S-3, filed January 22, 1999. (File No. 333-71061)

(b)(32)  Supplemental Indenture dated as of March 1, 1998
         to Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $18,700,000 principal amount of pollution control bonds. Filed as Exhibit
         4.39 to the Registration Statement on Form S-3, filed January 22, 1999. (File No. 333-71061)

Exhibit                           Description
-------                           -----------

(b)(33) Supplemental Indenture dated as of March 1, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $33,755,000 principal amount of pollution control bonds. Filed as Exhibit 4.42 to the Registration Statement on Form S-3, filed January 22, 1999.
         (File No. 333-71061)

(b)(34) Supplemental Indenture dated as of March 1, 1998 to Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $33,755,000 principal amount of pollution control bonds. Filed as Exhibit
         4.40 to the Registration Statement on Form S-3, filed January 22, 1999. (File No. 333-71061)

(b)(35) Supplemental Indenture dated as of July 15, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $100,000,000 principal amount of 6.25%
         New Mortgage Bonds.  Filed as Exhibit 4.44 to the
         Registration Statement on Form S-3, filed January
         22, 1999. (File No. 333-71061)

(b)(36) Supplemental Indenture dated as of July 15, 1998 to Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $100,000,000 principal amount of 6.25% First Mortgage Bonds. Filed as Exhibit
         4.43 to the Registration Statement on Form S-3, filed January 22, 1999. (File No. 333-71061)

(b)(37) Supplemental Indenture dated as of September 15, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $100,000,000 principal amount of 6.00% New Mortgage Bonds. Filed as Exhibit 4.46 to the Registration Statement on Form S-3, filed January 22, 1999.
         (File No. 333-71061)

(b)(38) Supplemental Indenture dated as of September 15, 1998 to Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $100,000,000 principal amount of 6.00% First Mortgage Bonds.
         Filed as Exhibit 4.45 to the Registration Statement on Form S-3, filed January 22, 1999.
         (File No. 333-71061)

(b)(39) Supplemental Indenture dated as of October 1, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the transfer of Letter of Credit providers on three series of pollution control bonds totaling $111,770,000. Filed as Exhibit
         4.47 to the Registration Statement on Form S-3, filed January 22, 1999. (File No. 333-71061).

Exhibit                           Description
-------                           -----------
(10) Material Contracts

Illinova Corporation

(a)(1)   Illinova Corporation Deferred Compensation Plan
         for Certain Directors, as amended April 10, 1991.
         Filed as Exhibit 10(b) to the Annual Report on
         Form 10-K under the Securities Exchange Act of
         1934 for the year ended December 31, 1991
         (File No. 1-3004). ~                                        *

(a)(2)   Illinova Corporation Director Emeritus Plan for
         Outside Directors.  Filed as Exhibit 10(e) to
         the Annual Report on Form 10-K under the
         Securities Exchange Act of 1934 for the year
         ended December 31, 1989 (File No. 1-3004). ~                *

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

(a)(8)   Illinova Corporation Leadership Incentive Program,
         effective January 1, 1996.~                                 *

Exhibit                           Description
-------                           -----------
(a)(9)   Illinova Corporation Retirement Plan for Outside
         Directors, as amended by resolutions adopted by the
         Board of Directors on February 7, 1996.~                    *

(a)(10)  Illinova Corporation Employee Retention Agreement,
         as amended by resolutions adopted by the Board of
         Directors on February 7, 1996.~                             *

(a)(11)  Illinova Corporation Deferred Compensation Plan for
         Certain Directors as amended October 9, 1996, effective
         January 1, 1997.~                                           *

(a)(12)  Illinova Corporation Employee Retention Agreement,
         as amended by resolutions adopted by the Board of
         Directors on June 10-11, 1997.~                             *

(a)(13)  Illinova Corporation Deferred Compensation Plan for
         Certain Directors, as amended by resolutions adopted
         by the Board of Directors on June 10-11, 1997.~             *

(a)(14)  Employment Agreement entered into as of August 13,
         1998 between Illinova Corporation and Charles E.
         Bayless. ~                                                  *

(a)(15)  Employment Agreement entered into as of January 18,
         1999  between Illinova Corporation and George W.
         Miraben. ~


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

Exhibit                           Description
-------                           -----------

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

(b)(7)   Illinois Power Company Retirement Income Plan for
         employees covered under a collective bargaining
         agreement as amended and restated effective as of
         January 1, 1994. Filed as Exhibit 10(n) to the Annual
         Report on Form 10-K under the Securities Exchange Act
         of 1934 for the year ended December 31, 1994
         (File No. 1-3004).~                                         *

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

(b)(9)   Illinois Power Company Incentive Savings Plan for
         employees covered under a collective bargaining
         agreement as amended and restated effective January
         1, 1991 and as further amended through amendments
         adopted December 28, 1994.  Filed as Exhibit 10(p)
         to the Annual Report on Form 10-K under the
         Securities Exchange Act of 1934 for the year ended
         December 31, 1994 (File No. 1-3004).~                       *

(b)(10)  Illinois Power Company Executive Incentive Compensation
         Plan, as amended, effective January 1, 1997. ~              *

(b)(11)  Illinois Power Company Executive Deferred
         Compensation Plan as amended by resolutions adopted
         by the Board of Directors on June 10-11, 1997.~             *

Exhibit                           Description
-------                           -----------

(b)(12)  Illinois Power Company Supplemental Retirement
         Income Plan for Salaried Employees of Illinois
         Power Company as amended by resolutions adopted
         by the Board of Directors on June 10-11, 1997.~             *

(b)(13)  Retirement and Consulting Agreement entered into
         as of June 30, 1997 between Illinois Power Company
         and Wilfred Connell.~                                       *

(12) Statement Re Computation of Ratios

(a) Computation of ratio of earnings to fixed charges for Illinova Corporation.

(b) Computation of ratio of earnings to fixed charges for Illinois Power Company.

(13) Annual Reports to Shareholders

(a)      Illinova Corporation Proxy Statement and 1998
         Annual Report to Shareholders.

(b) Illinois Power Company Information Statement and 1998 Annual Report to Shareholders.

(21) Subsidiaries of Registrants

(a)      Subsidiaries of Illinova Corporation and Illinois
         Power Company.

(23) Consents of Experts

         Consent of Independent Accountants for Illinova
         Corporation.

(27)     Financial Data Schedules

(a)      Illinova Corporation

(b)      Illinois Power Company

--------------------------------------
*     Incorporated herein by reference.

~     Management contract and compensatory plans or arrangements.