Form 10-Q
period 1999-06-30
ILLINOVA CORP
filed 1999-08-16
CIK 914755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Illinova Corporation          Common stock, no par value, 69,919,287
                              shares outstanding at June 30, 1999

Illinois Power Company        Common stock, no par value,
                              62,892,213  shares  outstanding  held by  Illinova
                              Corporation at June 30, 1999

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

                  FORM 10-Q FOR THE QUARTER ENDED June 30, 1999
                                      INDEX
                                                                     PAGE NO.
Part I.  FINANCIAL INFORMATION

   Item 1:  Financial Statements

            Illinova Corporation

                 Consolidated Balance Sheets                         3 - 4
                 Consolidated Statements of Income                       5
                 Consolidated Statements of Comprehensive Income         6
                 Consolidated Statements of Cash Flows                   7

            Illinois Power Company

                 Consolidated Balance Sheets                         8 - 9
                 Consolidated Statements of Income                      10
                 Consolidated Statements of Comprehensive Income        11
                 Consolidated Statements of Cash Flows                  12

            Notes to Consolidated Financial Statements of
                 Illinova Corporation and
                 Illinois Power Company                            13 - 31

   Item 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations for Illinova Corporation
                 and Illinois Power Company                        32 - 52

   Item 3:  Quantitative and Qualitative Disclosures
                 About Market Risk                                 53 - 55

Part II.  OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K                            56

   Signatures                                                      57 - 58

   Exhibit Index                                                        59

                          PART I. FINANCIAL INFORMATION
                                                              ILLINOVA CORPORATION
                                                        CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                                                    JUNE 30,             DECEMBER 31,
                                                                                    1999                     1998
ASSETS                                                                            (Unaudited)             (Audited)
                                                                                          (Millions of Dollars)
Utility Plant
    Electric (includes construction work
          in progress of $154.6 million and
          $177.7 million, respectively)                                            $5,584.1             $5,481.8
    Gas (includes construction work
          in progress of $13.2 million and
          $15.3 million, respectively)                                                693.7                686.9
                                                                                   --------             --------
                                                                                    6,277.8              6,168.7
Less - Accumulated depreciation                                                     1,756.4              1,713.7
                                                                                   --------             --------
                                                                                    4,521.4              4,455.0
Nuclear fuel                                                                           15.5                 20.3
                                                                                   --------             --------
       Total utility plant                                                          4,536.9              4,475.3
                                                                                   --------             --------
Investments and Other Assets                                                          265.9                246.9
                                                                                   --------             --------
Current Assets
    Cash and cash equivalents                                                          35.4                518.1
    Accounts receivable (less allowance
     for doubtful accounts of $5.5 million)
       Service                                                                        123.4                105.9
       Other                                                                          129.8                116.1
    Accrued unbilled revenue                                                           70.7                 82.6
    Materials and supplies, at average cost                                            80.8                 90.8
    Assets from commodity price risk
       management activities                                                           58.3                 51.5
    Prepayments and other                                                              58.2                 51.5
                                                                                   --------             --------
       Total current assets                                                           556.6              1,016.5
                                                                                   --------             --------
Deferred Charges
    Transition period cost recovery                                                   778.1                783.0
    Other                                                                             317.9                279.6
                                                                                   --------             --------
       Total deferred charges                                                       1,096.0              1,062.6
                                                                                   --------             --------
                                                                                   $6,455.4             $6,801.3
                                                                                   ========             ========

                                                           ILLINOVA CORPORATION
                                                        CONSOLIDATED BALANCE SHEETS
                                       (See accompanying Notes to Consolidated Financial Statements)

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     1999          1998
CAPITAL AND LIABILITIES                                                          (Unaudited)    (Audited)
                                                                                     (Millions of Dollars)
Capitalization
    Common stock -
       No par value, 200,000,000 shares authorized;
       75,681,937 shares issued, stated at                                        $1,319.8        $1,319.7
    Less - Deferred compensation - ESOP                                                3.8             6.8
    Retained deficit - accumulated since 1/1/99                                      (17.1)            -
    Accumulated other comprehensive income                                             1.8             -
    Less - Capital stock expense                                                       7.3             7.3
    Less - 5,762,650 shares of common stock
       in treasury, at cost                                                          138.7           138.7
                                                                                  --------        --------
          Total common stock equity                                                1,154.7         1,166.9

    Preferred stock of subsidiary                                                     50.4            57.1
    Company obligated mandatorily redeemable
       preferred stock of subsidiary                                                 194.0           199.0
    Long-term debt                                                                   175.4           176.1
    Long-term debt of subsidiary                                                   2,137.2         2,158.5
                                                                                  --------        --------
          Total capitalization                                                     3,711.7         3,757.6
                                                                                  --------        --------

Current Liabilities
    Accounts payable                                                                 232.6           256.5
    Notes payable                                                                    122.0           147.6
    Long-term debt and lease obligations
       of subsidiary maturing within one year                                        287.1           506.6
    Liabilities from commodity price
       risk management activities                                                    100.0            99.8
    Other                                                                            219.1           203.8
                                                                                  --------        --------
          Total current liabilities                                                  960.8         1,214.3
                                                                                  --------        --------
Deferred Credits
    Accumulated deferred income taxes                                                961.4           964.0
    Accumulated deferred investment tax credits                                       38.8            39.6
    Decommissioning liability                                                        528.5           567.4
    Other                                                                            254.2           258.4
                                                                                  --------        --------
          Total deferred credits                                                   1,782.9         1,829.4
                                                                                  --------        --------
                                                                                  $6,455.4        $6,801.3
                                                                                  ========        ========

                                                       ILLINOVA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                   (See accompanying Notes to Consolidated Financial Statements)

                                                                    THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                         JUNE 30,                                 JUNE 30,
                                                                  1999               1998                 1999               1998
                                                                                           (Unaudited)
                                                                                     (Millions except per share)
Operating Revenues:
     Electric                                                    $276.7              $304.5            $  531.9            $  581.1
     Electric interchange                                          56.2               112.7               150.2               209.0
     Gas                                                           45.2                49.8               168.3               166.4
     Diversified enterprises                                      101.2                80.3               177.3               166.2
                                                                 ------              ------            --------            --------
         Total                                                    479.3               547.3             1,027.7             1,122.7
                                                                 ------              ------            --------            --------

Operating Expenses:
     Fuel for electric plants                                      60.0                53.9               111.4               109.6
     Power purchased                                               46.7               229.4                98.4               326.5
     Gas purchased for resale                                      17.0                22.4                89.5                88.4
     Diversified enterprises                                      114.5                85.0               196.0               179.7
     Other operating expenses                                      81.0                87.9               191.4               167.7
     Maintenance                                                   26.1                35.0                67.4                64.0
     Depreciation and amortization                                 44.9                50.5                89.4               101.2
     Amortization of regulatory asset                               6.2                 -                   7.7                   -
     General taxes                                                 22.9                34.3                52.8                73.0
                                                                 ------              ------            --------            --------
         Total                                                    419.3               598.4               904.0             1,110.1
                                                                 ------              ------            --------            --------
Operating Income (Loss)                                            60.0               (51.1)              123.7                12.6
                                                                 ------              ------            --------            --------
Other Income and Deductions:
     Miscellaneous-net                                              6.3                 2.8                17.2                 1.3
     Equity earnings in affiliates                                  2.9                 3.4                 3.4                 8.9
                                                                 ------              ------            --------            --------
         Total                                                      9.2                 6.2                20.6                10.2
                                                                 ------              ------            --------            --------
Income (Loss) Before Interest
     Charges and Income Taxes                                      69.2               (44.9)              144.3                22.8
                                                                 ------              ------            --------            --------
Interest Charges:
     Interest expense                                              46.8                35.9                89.9                72.5
     Allowance for borrowed funds
         used during construction                                  (2.0)               (1.2)               (3.2)               (2.3)
     Preferred dividend
         requirements of subsidiary                                 4.7                 5.0                 9.7                 9.9
                                                                 ------              ------            --------            --------
         Total                                                     49.5                39.7                96.4                80.1
                                                                 ------              ------            --------            --------
Income (Loss) Before Income Taxes                                  19.7               (84.6)               47.9               (57.3)
                                                                 ------              ------            --------            --------
Income Taxes                                                       10.7               (37.6)               22.0               (33.3)
                                                                 ------              ------            --------            --------
Net Income (Loss)                                                   9.0               (47.0)               25.9               (24.0)
     Carrying amount (under) over
         consideration paid for redeemed
         preferred stock of subsidiary                             (0.3)                -                   0.5                   -
                                                                 ------              ------            --------            --------
Net Income (Loss) Applicable to
     Common Stock                                                $  8.7              $(47.0)           $   26.4            $  (24.0)
                                                                 ======              ======            ========            ========
Earnings (Loss) per common share (basic
     and diluted)                                                 $0.12              ($0.66)              $0.38              ($0.34)
Cash dividends declared per
     common share                                                 $0.31               $0.31               $0.62               $0.62
Cash dividends paid per
      common share                                                $0.31               $0.31               $0.62               $0.62
Weighted average number of
     common shares outstanding
     during period                                           69,919,287          71,712,791          69,919,287          71,707,054

                              ILLINOVA CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          (See accompanying Notes to Consolidated Financial Statements)


                                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                            JUNE 30,              JUNE 30,
                                                                      1999         1998       1999       1998
                                                                                     (Unaudited)
                                                                               (Millions of Dollars)

Net Income (Loss) Applicable to Common Stock                           $8.7      ($47.0)      $26.4     ($24.0)
                                                                      -----      ------      ------     -------
Other Comprehensive Income, before tax
     Foreign currency translation adjustments                          (0.1)        -          (0.2)       -
     Unrealized gains on securities                                     2.8         -           3.3        -
                                                                      -----      ------      ------     -------
         Other comprehensive income, before tax                         2.7         -           3.1        -
     Income taxes on other comprehensive income                        (1.1)        -          (1.3)       -
                                                                      -----      ------      ------     -------
     Other comprehensive income, net of tax                             1.6         -           1.8        -
                                                                     ------      ------      ------     -------
Comprehensive Income (Loss)                                           $10.3      ($47.0)      $28.2     ($24.0)
                                                                     ======      ======      ======     =======

                              ILLINOVA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             1999         1998
                                                                (Unaudited)
                                                          (Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                     $  25.9     $ (24.0)
     Items not requiring cash, net                           139.6        29.4
     Changes in assets and liabilities                      (124.0)      229.3
                                                           -------     -------

     Net cash provided by operating activities                41.5       234.7
                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Construction expenditures                              (150.5)     (115.0)
     Other investing activities                              (31.0)      (28.3)
                                                           -------     -------

     Net cash used in investing activities                  (181.5)     (143.3)
                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on common stock                               (43.3)      (44.4)
     Reissuance of common stock                                -           0.7
     Capital lease repayment                                 (61.1)        -
     Redemptions -
          Short-term debt                                   (451.4)     (154.8)
          Long-term debt of subsidiary                      (428.8)     (109.2)
          Preferred stock of subsidiary                      (11.7)        -
     Issuances -
          Short-term debt                                    425.8       107.8
          Long-term debt                                     250.0        92.4
     Other financing activities                              (22.2)        0.5
                                                           -------     -------
     Net cash used in financing activities                  (342.7)     (107.0)
                                                           -------     -------

     NET CHANGE IN CASH AND CASH EQUIVALENTS                (482.7)      (15.6)
     CASH AND CASH EQUIVALENTS
        AT BEGINNING OF YEAR                                 518.1        33.0
                                                           -------     -------

     CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                   $  35.4     $  17.4
                                                           =======     =======

                             ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                JUNE 30,         DECEMBER 31,
                                                  1999              1998
ASSETS                                        (Unaudited)         (Audited)
                                                   (Millions of Dollars)
Utility Plant
   Electric (includes construction work
       in progress of $154.6 million and
       $177.7 million, respectively)           $5,584.1          $5,481.8
   Gas (includes construction work
       in progress of $13.2 million and
       $15.3 million, respectively)               693.7             686.9
                                               --------          --------
                                                6,277.8           6,168.7
Less - Accumulated depreciation                 1,756.4           1,713.7
                                               --------          --------
                                                4,521.4           4,455.0
Nuclear fuel                                       15.5              20.3
                                               --------          --------
     Total utility plant                        4,536.9           4,475.3
                                               --------          --------
Investments and Other Assets                        2.8               2.6
                                               --------          --------
Current Assets
   Cash and cash equivalents                       17.0             504.5
   Accounts receivable (less allowance
    for doubtful accounts of $5.5 million)
     Service                                      123.4             105.9
     Other                                         43.1              32.5
   Accrued unbilled revenue                        70.7              82.6
   Materials and supplies, at average cost         80.3              90.4
   Assets from commodity price risk
     management activities                         27.6              26.0
   Prepayments and other                           40.0              42.8
                                               --------          --------
     Total current assets                         402.1             884.7
                                               --------          --------
Deferred Charges
   Transition period cost recovery                778.1             783.0
   Other                                          318.5             284.2
                                               --------          --------
     Total deferred charges                     1,096.6           1,067.2
                                               --------          --------
                                               $6,038.4          $6,429.8
                                               ========          ========

                                                         ILLINOIS POWER COMPANY
                                                       CONSOLIDATED BALANCE SHEETS
                                      (See accompanying Notes to Consolidated Financial Statements)

                                                           JUNE 30,           DECEMBER 31,
                                                             1999                 1998
CAPITAL AND LIABILITIES                                  (Unaudited)           (Audited)
                                                             (Millions of Dollars)
Capitalization
    Common stock -
      No par value, 100,000,000 shares
      authorized; 75,643,937 shares issued,
      stated at                                           $1,382.5          $1,382.4
    Retained earnings - accumulated since 1/1/99              14.3               -
    Accumulated other comprehensive income                     1.9               -
    Less - Capital stock expense                               7.3               7.3
    Less - 12,751,724 shares of
      common stock in treasury, at cost                      286.4             286.4
                                                          --------          --------
           Total common stock equity                       1,105.0           1,088.7
    Preferred stock                                           50.4              57.1
    Company obligated mandatorily
      redeemable preferred stock                             194.0             199.0
    Long-term debt                                         2,137.2           2,158.5
                                                          --------          --------
           Total capitalization                            3,486.6           3,503.3
                                                          --------          --------

Current Liabilities
    Accounts payable                                         201.1             216.2
    Notes payable                                             80.0             147.6
  Long-term debt and lease obligations
      maturing within one year                               287.1             506.6
    Liabilities from commodity price
      risk management activities                              61.0              61.6
    Other                                                    132.4             150.5
                                                          --------          --------
           Total current liabilities                         761.6           1,082.5
                                                          --------          --------
Deferred Credits
    Accumulated deferred income taxes                        968.8             978.7
    Accumulated deferred investment tax credits               38.8              39.6
    Decommissioning liability                                528.5             567.4
    Other                                                    254.1             258.3
                                                          --------          --------
           Total deferred credits                          1,790.2           1,844.0
                                                          --------          --------
                                                          $6,038.4          $6,429.8
                                                          ========          ========

                             ILLINOIS POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
          (See accompanying Notes to Consolidated Financial Statements)

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                     1999        1998        1999        1998
                                                                    (Unaudited)
                                                               (Millions of dollars)
Operating Revenues:
     Electric                                      $276.7       $304.5      $531.9      $581.1
     Electric interchange                            56.2        112.7       150.2       209.0
     Gas                                             45.2         49.8       168.3       166.4
                                                   ------       ------      ------      ------
          Total                                     378.1        467.0       850.4       956.5
                                                   ------       ------      ------      ------

Operating Expenses and Taxes:
     Fuel for electric plants                        60.0         53.9       111.4       109.6
     Power purchased                                 46.7        229.4        98.4       326.5
     Gas purchased for resale                        17.0         22.4        89.5        88.4
     Other operating expenses                        81.0         87.9       191.4       167.7
     Maintenance                                     26.1         35.0        67.4        64.0
     Depreciation and amortization                   44.9         50.5        89.4       101.2
     Amortization of regulatory asset                 6.2            -         7.7           -
     General taxes                                   22.9         34.3        52.8        73.0
     Income taxes                                    23.0        (36.6)       36.7       (25.9)
                                                   ------       ------      ------      ------
          Total                                     327.8        476.8       744.7       904.5
                                                   ------       ------      ------      ------
Operating Income (Loss)                              50.3         (9.8)      105.7        52.0
                                                   ------       ------      ------      ------
Other Income and Deductions, Net                     11.6          1.3        17.8         2.9
                                                   ------       ------      ------      ------
Income (Loss) Before Interest Charges                61.9         (8.5)      123.5        54.9
                                                   ------       ------      ------      ------

Interest Charges and Other:
     Interest expense                                43.9         33.3        83.7        67.4
     Allowance for borrowed funds
          used during construction                  (2.0)         (1.2)       (3.2)       (2.3)
                                                   ------       ------      ------      ------
          Total                                      41.9         32.1        80.5        65.1
                                                   ------       ------      ------      ------

Net Income (Loss)                                    20.0        (40.6)       43.0       (10.2)
     Less-Preferred dividend
          requirements                                4.7          5.0         9.7         9.9
     Plus - Carrying amount (under) over
          consideration paid for
          redeemed preferred stock                  (0.3)            -         0.5           -
                                                   ------       ------      ------      ------
Net Income (Loss) Applicable to
     Common Stock                                   $15.0       ($45.6)      $33.8      ($20.1)
                                                   ======      =======      ======      ======


                             ILLINOIS POWER COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          (See accompanying Notes to Consolidated Financial Statements)


                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30,                JUNE 30,
                                                                        1999       1998             1999      1998
                                                                                        (Unaudited)
                                                                                 (Millions of Dollars)

Net Income (Loss) Applicable to Common Stock                           $15.0     ($45.6)           $33.8     ($20.1)
                                                                       -----     ------            -----     ------

Other Comprehensive Income, before tax
     Unrealized gains on securities                                      2.7          -              3.1          -
     Income taxes on other comprehensive income                         (1.0)         -             (1.2)         -
                                                                       -----     ------            -----     ------
     Other comprehensive income, net of tax                             1.7           -              1.9          -
                                                                       -----     ------            -----     ------

Comprehensive Income (Loss)                                            $16.7     ($45.6)           $35.7     ($20.1)
                                                                       =====     ======            =====     ======

                             ILLINOIS POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                            SIX MONTHS ENDED
                                                               JUNE 30,
                                                            1999        1998
                                                               (Unaudited)
                                                         (Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                  $  43.0         $(10.2)
     Items not requiring cash, net                        133.0           34.0
     Changes in assets and liabilities                   (137.8)         222.9
                                                        -------         ------

     Net cash provided by operating activities             38.2          246.7
                                                        -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Construction expenditures                           (150.4)        (115.0)
     Other investing activities                            (5.3)           3.9
                                                        -------         ------

     Net cash used in investing activities               (155.7)        (111.1)
                                                        -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on preferred and common stock              (28.6)         (52.7)
     Repurchase of common stock                               -          (29.4)
     Capital lease repayment                              (61.1)             -
     Redemptions -
          Short-term debt                                (385.4)        (107.4)
          Long-term debt                                 (428.8)        (109.2)
          Preferred stock                                 (11.7)             -
     Issuances -
          Short-term debt                                 317.8           98.9
          Long-term debt                                  250.0           52.4
     Other financing activities                           (22.2)           0.3
                                                        -------         ------

     Net cash used in financing activities               (370.0)        (147.1)
                                                        -------         ------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (487.5)         (11.5)
CASH AND CASH EQUIVALENTS
        AT BEGINNING OF YEAR                              504.5           17.8
                                                        -------         ------

CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                $  17.0         $  6.3
                                                        =======         ======

                 ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

        Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission (SEC). However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See the consolidated financial statements and the accompanying notes in Illinova's 1998 Annual Report to Shareholders, (included in the Proxy Statement), the consolidated financial statements and the accompanying notes in IP's 1998 Annual Report to Shareholders (included in the Information Statement), Illinova's and IP's 1998 Form 10-K filings to the SEC, and Illinova's and IP's 1998 Form 8-K filings to the SEC for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

        In the opinion of Illinova, the accompanying unaudited June 30, 1999, and audited December 31, 1998, consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1999, and December 31, 1998, the Consolidated Statements of Income for the three and six months ended June 30, 1999 and 1998, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the three and six months ended June 30, 1999 and 1998. In addition, it is Illinova's and IP's opinion that the accompanying unaudited June 30, 1999, and audited December 31, 1998, consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1999, and December 31, 1998, the Consolidated Statements of Income for the three and six months ended June 30, 1999 and 1998, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the three and six months ended June 30, 1999 and 1998. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

        The consolidated financial statements of Illinova include the accounts of Illinova, IP, Illinova Generating Company (IGC), Illinova Insurance Company
(IIC), Illinova Energy Partners, Inc. (IEP), and Illinova Business Enterprises, Inc. (IBE). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All transactions for
Illinova's unregulated subsidiaries are included in the sections titled "Diversified Enterprises," "Interest Charges," "Income Taxes" and "Other Income and Deductions" in Illinova's Consolidated Statements of Income.

        The consolidated financial statements of IP include the accounts of Illinois Power Capital, L.P., Illinois Power Financing I (IPFI), Illinois Power Securitization Limited Liability Company, and Illinois Power Special Purpose Trust (IPSPT). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled "Other Income and Deductions, Net" in IP's Consolidated Statements of Income.

REGULATORY AND LEGAL MATTERS

   OPEN ACCESS AND COMPETITION

         The Illinois Customer Choice and Rate Relief Act of 1997, P.A. 90-561, Illinois electric utility restructuring legislation, was enacted in December 1997. P.A. 90-561 gives IP's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and an additional 5 percent decrease effective May 1, 2002. The rate decreases result in revenue reductions of approximately $35 million in 1998, and expected revenue reductions of approximately $70 million in each of the years 1999 through 2001, approximately $90 million in 2002, and approximately $100 million in 2003, based on 1997 levels of consumption and compared to rates in effect in 1997.

         Under P.A. 90-561, customers with demand greater than 4 MW at a single site and customers with at least 10 sites which aggregate at least 9.5 MW in total demand will be free to choose their electric generation suppliers ("direct access") starting October 1999. Direct access for the remaining non-residential customers will occur in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all at regulated rates. Rates for delivery services for non-residential customers will be established in 1999, in proceedings mandated by P.A. 90-561.

         Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

1) Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer. The transition charges are applicable through 2006 and can be extended two additional years by the Illinois Commerce Commission (ICC). The transition charges are calculated by subtracting from a customer's fully bundled rate an amount equal to: a) delivery charges the utility will continue to receive from the customer, b) the market value of the freed-up energy, and c) a mitigation factor, which is the higher of a fixed rate per kwh or a percentage of the customer's bundled base rate. The mitigation factor increases during the transition period. By Specifically preventing IP from being held completely harmless with regard to revenue loss, the mitigation factor is designed to provide incentive for management to continue cost reduction efforts and generate new sources of revenue;

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

         The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors including future market prices for wholesale and retail energy, load growth and demand levels in the current IP service territory, and success in marketing to customers outside IP's service territory. The impact on net income will depend on, among other things, actual revenues and the cost of doing business.

         ACCOUNTING MATTERS


         Prior to the enactment of P.A. 90-561, IP prepared its consolidated financial statements in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." Because P.A. 90-561 provides for market-based pricing of electric generation services, IP discontinued application of FAS 71 for its generating segment in December 1997, when P.A. 90-561 was enacted.

         In December 1998, Illinova's and IP's Boards of Directors decided to exit the nuclear portion of the business by either sale or shutdown of Clinton Power Station (Clinton). FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less costs to sell. Consequently, IP wrote off the value of Clinton and accrued Clinton-related exit costs, which resulted in a $1,372.2 million loss, net of income taxes, and an accumulated deficit in Illinova's consolidated retained earnings balance of $1,419.5 million.

         Illinova's and IP's Boards of Directors also chose in December 1998 to effect a quasi-reorganization. The quasi-reorganization is an accounting procedure that eliminated the accumulated deficit in retained earnings and permitted the Company to proceed on much the same basis as if it had been legally reorganized by restating the Company's assets and liabilities to their fair values, with the net amount of these adjustments added to or deducted from the deficit. The remaining deficit in retained earnings was then eliminated by a transfer from paid-in capital, giving the Company a "fresh start" with a zero balance in retained earnings. The quasi-reorganization eliminated Illinova's consolidated accumulated deficit in retained earnings of $1,419.5 million.

         IP recognized the impairment of Clinton-related assets and accrued exit-related costs in December 1998, based on expected plant closure as of August 31, 1999. IP now expects to consummate the sale of the Clinton-related assets by the end of 1999. On receipt of various regulatory approvals necessary to consummate the sale, IP will adjust its accruals for exit-related costs in accordance with the terms of the sale. The estimated effect of adjusting the accruals for exit-related costs is a $292 million decrease. Reduction of exit-related accruals will not immediately impact earnings. The decrease in the accruals will result in a decrease in the book value of IP's fossil generation assets, which were written up to fair value in conjunction with the December 1998 quasi-reorganization, which occurred coincident with the establishment of such exit-related accruals. The $292 million decrease in the book value of IP's fossil generation assets will result in an estimated annual decrease in depreciation of the fair value adjustment of $9.5 million.

         Implementation of a quasi-reorganization required the adoption of any accounting standards that had not yet been adopted because their required implementation date had not occurred. All applicable accounting standards were adopted as of December 1998. The standards adopted included FAS 133, "Accounting for Derivative Instruments and Hedging Activities," EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities."

        Illinova and IP recognized other comprehensive income for the six months ended June 30, 1999, as required by FAS 130, "Reporting Comprehensive Income." FAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

Illinova and IP have adopted the two-statement approach, as provided for by FAS 130 and present a separate statement of comprehensive income in addition to the income statement. Items included in Illinova's other comprehensive income for the three and six months ended June 30, 1999, include unrealized gains on securities, foreign currency translations, and related income taxes. IP's other comprehensive income for the three and six months ended June 30, 1999, comprised unrealized gains on securities held in IP's nuclear decommissioning trust and related income taxes. There were no items reported as other comprehensive income in 1998.


MANUFACTURED GAS PLANT SITES

        IP has recorded an estimated liability for Manufactured Gas Plant (MGP) site remediation of $59 million. This amount represents IP's current estimate of the costs it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites.

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


TREASURY STOCK

        Through June 30, 1999, IP has purchased a total of 12,751,724 shares of its common stock from Illinova, all of which are held as treasury stock and deducted from common equity at the cost of the shares purchased. No shares of IP common stock were purchased during the first six months of 1999. In October 1998, the Illinova Board approved the repurchase of up to 12 million shares of Illinova common stock over the next six to twelve months in conjunction with IP's issuance of securitized debt. No additional repurchases are planned at present. For more information, see "Liquidity and Capital Resources" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 34 of this report.

        As part of the contemplated merger with Dynegy, on June 13, 1999, Illinova entered into a forward purchase agreement allowing purchases on the open market of up to 6.64 million shares of Illinova common stock over the next two years. At present no shares have been purchased under this agreement.


FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

        Trading Activities- Illinova, through its subsidiaries, IP and IEP, engages in the brokering and marketing of electricity and natural gas. IP and IEP use a variety of instruments, including fixed-price swap agreements, variable-price swap agreements, exchange-traded energy futures and options contracts, and over-the-counter forwards, swaps, and options.

        As of December 31, 1998, Illinova and its subsidiaries adopted EITF 98-10. For more information regarding Illinova's adoption of new accounting pronouncements, see Accounting Matters of this section on page 15 of this report. At June 30, 1999, IP's and IEP's derivative assets and liabilities were recorded in the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. IP and IEP record realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income.

        The notional quantities and average terms of commodity instruments held for trading purposes at June 30, 1999, are presented below:

                        Volume-Fixed        Volume-Fixed          Average
                         Price Payor       Price Receiver           Term
Electricity
   IP                       1,650 MW           1,550 MW            1 year
   IEP                     11,475 MW          11,339 MW            1 year
Gas
   IEP (in thousands)       5,980 MMBtu        5,980 MMBtu         1 year

        All notional amounts reflect the volume of transactions but do not represent the dollar amounts or actual megawatts exchanged by the parties to the contracts. Accordingly, notional amounts do not accurately measure Illinova's exposure to market or credit risk.

        The estimated fair value of commodity instruments held for trading purposes at June 30, 1999, are presented below:

                                            Fair Value          Fair Value
      (Millions of dollars)                   Assets            Liabilities

Electricity
   IP                                          $23.5              $49.0
   IEP                                          28.8               37.5
                                                ----               ----
                                                52.3               86.5

Gas
   IEP                                           1.8                1.1
                                                 ---                ---
                                               $53.8              $87.6

        The fair value was estimated using quoted prices and indices where available and the liquidity of the market for the instrument was considered. The fair values are subject to volatility based on changing market conditions.

        The weighted average term of the trading portfolio, based on volume, is less than one year. The maximum and average terms disclosed herein are not indicative of likely future cash flows as these positions may be modified by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity, and Illinova's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

Non-Trading Activities- To reduce the risk from market fluctuations in the price of electricity and related transmission, Illinova, through its subsidiary IP, enters into forward transactions, swaps, and options (energy derivatives). These instruments are used to hedge expected purchases, sales, and transmission of electricity (a portion of which are firm commitments at the inception of the hedge). The weighted average maturity of these instruments is less than one year.

        Periodically, IP has used interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of June 30, 1999, there were no interest rate derivatives outstanding.

        In order to hedge expected purchases of emission allowances, IP has entered into swap agreements and written put options with other utilities to mitigate the risk from market fluctuations in the price of the allowances. At

June 30, 1999, the notional amount of two emission allowance swaps was 126,925 units, with a recorded liability of $19.9 million, based on fair value at delivery date. The maximum maturity of the swap agreements is 10 years. These swap agreements do not fall under the scope of FAS 133. Due to the remote probability of exercise, the three put options written by IP are considered immaterial.

        As of December 31, 1998, Illinova and its subsidiaries adopted FAS 133. IP's derivative assets and liabilities are currently recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. Hedge accounting was not applied. In the future, if hedge accounting is applied, unrealized gains and losses will be shown as a component of Comprehensive Income in the equity section of the Consolidated Balance Sheets. IP records realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income. As of June 30, 1999, all non-trading derivative instruments were accounted for using mark-to-market accounting.

        The notional quantities and the average term of energy derivative commodity instruments held for other than trading purposes at June 30, 1999, follows:

                             Volume-Fixed       Volume-Fixed       Average
                             Price Payor       Price Receiver        Term
Electricity
   IP                           650 MW             150 MW            1 year

        In addition to the fixed-price notional volumes above, IP recorded a $25 million liability in 1998 for two "commodity for commodity" energy swap agreements totaling 350 MW which are not considered derivatives as defined by FAS 133. As of June 30, 1999, the swap liability decreased to $21.6 million. The decrease in the liability is due to IP's commencing repayment of one power swap in January 1999.

        The notional amount is intended to be indicative of the level of activity in such derivatives, although the amounts at risk are significantly smaller because changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When energy derivatives are closed out in advance of the underlying commitment or anticipated transaction, the market value changes may not be offset because price movement correlation ceases to exist when the positions are closed.

        The estimated fair values of energy derivative commodity instruments, held for non-trading purposes at June 30, 1999, are presented below:

                                      Fair Value              Fair Value
     (Millions of dollars)              Assets                Liabilities

Electricity
   IP                                    $4.1                    $12.0

        The fair value was estimated using quoted prices and indices where available, and considering the liquidity of the market for the instrument. The fair values are subject to significant volatility based on changing market conditions.

        The average maturity and fair values discussed above are not necessarily indicative of likely future cash flows. These positions may be modified by new offsetting transactions at any time in response to changing generation forecast, market conditions, market liquidity, and Illinova's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

ILLINOVA - SEGMENTS OF BUSINESS

In 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement superseded FAS 14, "Financial Reporting for Segments of a Business Enterprise," and established new standards for defining a company's segments and disclosing information about them. The new statement requires that segments be based on the internal structure and reporting of a company's operations.

The Illinova enterprise comprises six separate corporations and eight functional business groups. The business groups and their principal activities are as follows:

o IP Customer Service Business Group - transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas in Illinois.
o IP Wholesale Energy Business Group - fossil-fueled electric generation in Illinois, wholesale electricity transactions throughout the United States, and dispatching activities.
o IP Nuclear Generation Business Group - nuclear-fueled electric generation in Illinois.
o Illinova Energy Partners - energy-related products and services throughout the United States and Canada.
o    Illinova  Generating  Company - independent  power projects  throughout the world.
o IP Financial Business Group - financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services.
o IP Support Services Business Group - specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.
o Corporate - Illinova Corporation, Illinova Insurance Company and Illinova Business Enterprises - holding company; insurance and risk products; and miscellaneous business lines.

Of the above-listed segments, the IP Financial Business Group, the IP Support Services Business Group, and Corporate did not individually meet the minimum threshold requirements for separate disclosure and are combined in the Other category.

In 1998, three measures were used to judge segment performance: contribution margin, cash flow, and return on net invested capital. In 1999, two measures are used to judge segment performance: contribution margin and cash flow. Omission of return on net invested capital provides for increased focus on near-term financial needs.

Illinova Corporation
Three Months Ended June 30, 1999                              (Millions of Dollars)

                                                                                 Illinova
                                       Customer      Wholesale                    Energy        Illinova      Other         Consoli-
                                       Service        Energy        Nuclear      Partners      Generating                    dated
1999
Revenues from external customers       $320.8          $51.8          $5.5        $   -          $  -         $  -           $378.1
Diversified enterprise revenue             -              -             -           77.4          24.1         (0.3)          101.2
Intersegment revenue (1)                   -           118.9          37.2            -             -            -            156.1
                                       --------------------------------------------------------------------------------------------
   Total Revenue                        320.8          170.7          42.7          77.4          24.1         (0.3)          635.4
Depreciation and amortization
   expense                               23.7           25.7           1.6            -             -           0.1            51.1
Other operating expenses (1)            209.8          135.3          59.6          80.7          23.3         12.6           524.3
                                       --------------------------------------------------------------------------------------------
   Operating income (loss)               87.3            9.7         (18.5)         (3.3)         (2.2)       (13.0)           60.0
Interest expense                         19.3           21.1           3.3            -             -           3.1            46.8
AFUDC                                    (0.4)          (1.6)           -             -             -          (0.0)           (2.0)
                                       --------------------------------------------------------------------------------------------
   Income (loss) before taxes            68.4           (9.8)        (21.8)         (3.3)         (2.2)       (16.1)           15.2
Income tax expense (benefit)             26.2           (4.3)         (7.5)         (1.1)         (0.5)        (2.1)           10.7
Miscellaneous - net                       0.2           (1.9)         (1.6)           -           (0.5)        (1.0)           (4.8)
Equity earnings in affiliates              -              -             -           (0.6)         (2.2)        (0.1)           (2.9)
Interest revenue                           -              -           (0.8)           -             -          (0.7)           (1.5)
                                       --------------------------------------------------------------------------------------------
   Net income (loss) after taxes         42.0           (3.6)        (11.9)         (1.6)          1.0        (12.2)           13.7
Preferred dividend requirement and
   carrying amount over (under)
   consideration paid for redeemed
   preferred stock                        2.6            2.8          (0.7)           -             -          (0.3)            5.0
                                       --------------------------------------------------------------------------------------------
Net income (loss) applicable
   to common stock                      $39.4          $(6.4)       $(11.2)        $(1.6)         $1.0       $(12.5)           $8.7
-----------------------------------------------------------------------------------------------------------------------------------
Other information -
   Total assets (2)                  $2,640.7       $3,162.4        $199.0         $97.6        $241.0       $114.7        $6,455.4
   Subsidiary's investment in
      equity method investees             -               -             -            9.8         192.4           -            202.2
   Total expenditures for additions
      to long-lived assets               27.2           86.0            -             -             -           2.1           115.3
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (3)              $52.5           $7.1        $(10.0)        $(1.6)         $1.0       $(10.4)          $38.6
   Cash flow (4)                         18.1          (51.2)        (26.4)         (2.9)          9.0         35.7           (17.7)
   Return on net invested capital (5)     N/A            N/A           N/A           N/A           N/A          N/A             N/A

(1) Intersegment revenue priced at 2.9 cents per kwh delivered. Intersegment expense is reflected in other operating expenses for Customer Service. Both intersegment revenue and expenses were eliminated for purposes of the Consolidated Statements of Income.
(2) Asset balances recorded by the business groups are significantly different in 1999 due to the impact of the impairment and write-off of nuclear generation, fair market valuation of fossil generation and recording of the regulatory asset to the Customer Service Business Group.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirement.
(4)  Cash flow before financing activities.
(5)  Return on net invested capital is no longer a corporate measure in 1999.


Illinova Corporation
Three Months Ended June 30, 1998                                                   (Millions of Dollars)

                                                                                 Illinova
                                      Customer       Wholesale                    Energy        Illinova       Other        Consoli-
                                       Service        Energy        Nuclear      Partners      Generating                    dated
1998
Revenues from external customers       $352.9         $112.7          $1.4        $   -          $  -         $  -           $467.0
Diversified enterprise revenue             -              -             -           76.4           2.7          1.2            80.3
Intersegment revenue (1)                   -           120.2          (0.6)           -             -            -            119.6
                                       --------------------------------------------------------------------------------------------
   Total Revenue                        352.9          232.9           0.8          76.4           2.7          1.2           666.9
Depreciation and amortization
   expense                               16.9            7.5          24.7            -             -           1.4            50.5
Other operating expenses (1)            209.6          284.9          84.4          78.3           4.9          5.4           667.5
                                       --------------------------------------------------------------------------------------------
   Operating income (loss)              126.4          (59.5)       (108.3)         (1.9)         (2.2)        (5.6)          (51.1)
Interest expense                          9.4            2.9          10.8            -             -          12.8            35.9
AFUDC                                    (0.3)          (0.3)        (0.5)            -             -          (0.1)           (1.2)
                                       --------------------------------------------------------------------------------------------
   Income (loss) before taxes           117.3          (62.1)       (118.6)         (1.9)         (2.2)       (18.3)          (85.8)
Income tax expense (benefit)             48.0          (26.7)        (50.9)         (0.6)         (0.6)        (6.8)          (37.6)
Miscellaneous - net                       0.3           (1.2)           -             -           (0.2)        (0.3)           (1.4)
Equity earnings in affiliates              -              -             -           (0.4)         (3.0)          -             (3.4)
Interest revenue                           -              -             -             -             -          (1.4)           (1.4)
                                       --------------------------------------------------------------------------------------------
   Net income (loss) after taxes         69.0          (34.2)        (67.7)         (0.9)          1.6         (9.8)          (42.0)
Preferred dividend requirement            1.7            0.6           2.5            -             -           0.2             5.0
                                       --------------------------------------------------------------------------------------------
Net income (loss) applicable
   to common stock                      $67.3         $(34.8)       $(70.2)        $(0.9)         $1.6       $(10.0)         $(47.0)
-----------------------------------------------------------------------------------------------------------------------------------
Other information -
   Total assets                      $1,795.3         $715.6      $2,771.7         $53.1        $199.3       $102.9        $5,637.9
   Subsidiary's investment in
      equity method investees              -              -             -            9.6         173.8           -            183.4
   Total expenditures for additions
      to long-lived assets               30.7           17.2          19.0            -             -           1.5            68.4
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (2)              $73.4         $(33.6)       $(61.4)        $(0.9)         $1.6        $(2.8)         $(23.7)
   Cash flow (3)                         53.7           78.0         (70.4)          1.4          (0.9)       (23.0)           38.8
   Return on net invested capital (4)     5.6%          -7.4%          N/A           2.2%          0.8%         N/A            -0.7%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Intersegment revenue priced at 2.5 cents per kwh delivered. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price. Both intersegment revenue and expenses were eliminated for purposes of the Consolidated Statements of Income.
(2) Contribution margin represented by net income before financing costs (net-of-tax), preferred dividend requirement.
(3)  Cash flow before financing activities.
(4) Return on net invested capital calculated as contribution margin divided by net invested capital.

ILLINOVA GEOGRAPHIC INFORMATION

(Millions of dollars)
--------------------------------------------------------------------------------
Second Quarter                           1999        1998
--------------------------------------------------------------------------------
Revenues: (1)
     United States                      $474.9      $545.2
     Foreign countries (Seven)             4.4         2.1
                                        ------      ------
                                        $479.3      $547.3
                                        ======      ======


(Millions of dollars)
--------------------------------------------------------------------------------
June 30,                                 1999        1998
--------------------------------------------------------------------------------
Long-lived assets: (2)
     United States                    $4,507.5    $4,601.7
     Foreign countries (Nine)            161.8       132.2
                                      --------    --------
                                      $4,669.3    $4,733.9
                                      ========    ========

(1)  Revenues  are  attributed  to  geographic  regions  based  on  location  of customer.
(2)  Long-lived   assets   include   plant,   equipment,   and   investments  in
     subsidiaries.

Illinova Corporation
Six Months Ended June 30, 1999                                                   (Millions of Dollars)

                                                                                Illinova
                                      Customer       Wholesale                   Energy         Illinova      Other         Consoli-
                                       Service        Energy        Nuclear      Partners       Generating                   dated
1999
Revenues from external customers       $697.5         $145.9          $7.0        $   -          $  -         $  -           $850.4
Diversified enterprise revenue             -              -             -          123.8          52.4          1.1           177.3
Intersegment revenue (1)                   -           254.8          36.5            -             -            -            291.3
                                       --------------------------------------------------------------------------------------------
   Total Revenue                        697.5          400.7          43.5         123.8          52.4          1.1         1,319.0
Depreciation and amortization
   expense                               42.2           51.3           3.6            -             -          (0.0)           97.1
Other operating expenses (1)            485.1          261.9         149.0         130.0          56.4         15.8         1,098.2
                                       --------------------------------------------------------------------------------------------
   Operating income (loss)              170.2           87.5        (109.1)         (6.2)         (4.0)       (14.7)          123.7
Interest expense                         38.6           41.0           4.0            -             -           6.3            89.9
AFUDC                                    (0.8)          (2.4)           -             -             -           0.0            (3.2)
                                       --------------------------------------------------------------------------------------------
   Income (loss) before taxes           132.4           48.9        (113.1)         (6.2)         (4.0)       (21.0)           37.0
Income tax expense (benefit)             50.6           18.0         (43.2)         (1.8)          1.2         (2.8)           22.0
Miscellaneous - net                       0.2           (1.8)         (2.1)           -           (6.7)        (2.2)          (12.6)
Equity earnings in affiliates              -              -             -           (1.6)         (1.8)          -             (3.4)
Interest revenue                           -              -           (1.9)           -             -          (2.7)           (4.6)
                                       --------------------------------------------------------------------------------------------
   Net income (loss) after taxes         81.6           32.7         (65.9)         (2.8)          3.3        (13.3)           35.6
Preferred dividend requirement and
   carrying amount over (under)
   consideratin paid for redeemed
   preferred stock                        5.5           5.8           (1.6)           -             -          (0.5)            9.2
                                       --------------------------------------------------------------------------------------------
Net income (loss) applicable
   to common stock                      $76.1          $26.9        $(64.3)        $(2.8)         $3.3       $(12.8)          $26.4
-----------------------------------------------------------------------------------------------------------------------------------
Other information -
   Total assets (2)                  $2,640.7       $3,162.4        $199.0         $97.6        $241.0       $114.7        $6,455.4
   Subsidiary's investment in
      equity method investees              -              -             -            9.8         192.4           -            202.2
   Total expenditures for additions
      to long-lived assets               50.1          100.5            -             -             -           3.0           153.6
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (3)             $102.5          $53.8        $(63.4)        $(2.8)         $3.3        $(9.5)          $83.9
   Cash flow (4)                         60.2         (138.8)       (132.7)         (4.6)         21.5         87.3          (107.1)
   Return on net invested capital (5)     N/A            N/A           N/A           N/A           N/A          N/A             N/A

(1) Intersegment revenue priced at 2.9 cents per kwh delivered. Intersegment expense is reflected in other operating expenses for Customer Service. Both intersegment revenue and expenses were eliminated for purposes of the Consolidated Statements of Income.
(2) Asset balances recorded by the business groups are significantly different in 1999 due to the impact of the impairment and write-off of nuclear generation, fair market valuation of fossil generation and recording of the regulatory asset to the Customer Service Business Group.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirement.
(4)  Cash flow before financing activities.
(5)  Return on net invested capital is no longer a corporate measure in 1999.

Illinova Corporation
Six Months Ended June 30, 1998                                           (Millions of Dollars)

                                                                                Illinova
                                       Customer     Wholesale                    Energy        Illinova      Other          Consoli-
                                       Service        Energy        Nuclear     Partners       Generating                     dated
1998
Revenues from external customers       $744.5         $209.0          $3.0        $   -          $  -         $  -           $956.5
Diversified enterprise revenue             -              -             -          161.3           3.4          1.5           166.2
Intersegment revenue (1)                   -           232.0          (1.2)           -             -            -            230.8
                                       --------------------------------------------------------------------------------------------
   Total Revenue                        744.5          441.0           1.8         161.3           3.4          1.5         1,353.5
Depreciation and amortization
   expense                               33.8           14.9          49.5            -             -           3.0           101.2
Other operating expenses (1)            454.3          435.6         168.4         168.1           8.9          4.4         1,239.7
                                       --------------------------------------------------------------------------------------------
   Operating income (loss)              256.4           (9.5)       (216.1)         (6.8)         (5.5)        (5.9)           12.6
Interest expense                         26.5            8.6          32.3            -             -           5.1            72.5
AFUDC                                    (0.6)          (0.7)         (0.9)           -             -          (0.1)           (2.3)
                                       --------------------------------------------------------------------------------------------
   Income (loss) before taxes           230.5          (17.4)       (247.5)         (6.8)         (5.5)       (10.9)          (57.6)
Income tax expense (benefit)             94.4          (10.0)       (106.2)         (1.7)         (1.3)        (8.5)          (33.3)
Miscellaneous - net                       0.3            0.6            -           (0.1)         (0.2)        (0.5)            0.1
Equity earnings in affiliates              -              -             -           (2.4)         (6.5)          -             (8.9)
Interest revenue                           -              -             -             -             -          (1.4)           (1.4)
                                       --------------------------------------------------------------------------------------------
   Net income (loss) after taxes        135.8           (8.0)       (141.3)         (2.6)          2.5         (0.5)          (14.1)
Preferred dividend requirement            3.5            1.3           5.0            -             -           0.1             9.9
                                       --------------------------------------------------------------------------------------------
Net income (loss) applicable
   to common stock                     $132.3          $(9.3)      $(146.3)        $(2.6)         $2.5        $(0.6)         $(24.0)
-----------------------------------------------------------------------------------------------------------------------------------
Other information -
   Total assets                      $1,796.3         $715.6      $2,771.7         $53.1        $199.3       $102.9        $5,637.9
   Subsidiary's investment in
      equity method investees              -              -             -            9.6         173.8           -            183.4
   Total expenditures for additions
      to long-lived assets               60.9           27.4          26.2            -             -           2.8           117.3
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (2)             $149.0          $(5.5)      $(122.6)        $(2.6)         $2.5         $2.2           $23.0
   Cash flow (3)                        126.9          121.2        (152.0)          3.5           3.0         19.1           121.7
   Return on net invested capital (4)    11.5%          -1.4%          N/A           7.4%          1.3%         N/A             0.6%

(1) Intersegment revenue priced at 2.5 cents per kwh delivered. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price. Both intersetment revenue and expenses were eliminated for purposes of the Consolidated Statements of Income.
(2) Contribution margin represented by net income before financing costs (net-of-tax), preferred dividend requirement.
(3)  Cash flow before financing activities.
(4) Return on net invested capital calculated as contribution margin divided by net invested capital.

ILLINOVA GEOGRAPHIC INFORMATION

(Millions of dollars)
--------------------------------------------------------------------------------
Year-To-Date June 30,                    1999          1998
--------------------------------------------------------------------------------
Revenues: (1)
     United States                     $1,019.1     $1,120.6
     Foreign countries (Seven)              8.6          2.1
                                       --------     --------
                                       $1,027.7     $1,122.7
                                       ========     ========


(Millions of dollars)
--------------------------------------------------------------------------------
June 30,                                 1999        1998
--------------------------------------------------------------------------------
Long-lived assets: (2)
     United States                     $4,507.5    $4,601.7
     Foreign countries (Nine)             161.8       132.2
                                       --------    --------
                                       $4,669.3    $4,733.9
                                       ========    ========

(1)  Revenues  are  attributed  to  geographic  regions  based  on  location  of customer.
(2)  Long-lived   assets   include   plant,   equipment,   and   investments  in
     subsidiaries.


IP - SEGMENTS OF BUSINESS

IP comprises five business groups. The business groups and their principal services are as follows:

o IP Customer Service Business Group - transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas in Illinois.
o IP Wholesale Energy Business Group - fossil-fueled electric generation in Illinois, wholesale electricity transactions throughout the United States, and dispatching activities.
o IP Nuclear Generation Business Group - nuclear-fueled electric generation in Illinois.
o IP Financial Business Group - financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services.
o IP Support Services Business Group - specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.

Of the above-listed segments, the IP Financial Business Group and the IP Support Services Business Group did not individually meet the minimum threshold requirements for separate disclosure and are combined in the Other category.

In 1998, three measures were used to judge segment performance: contribution margin, cash flow, and return on net invested capital. In 1999, two measures are used to judge segment performance; contribution margin and cash flow. Omission of return on net invested capital provides for increased focus on near-term financial needs.


Illinois Power
Three Months Ended June 30, 1999                                                          (Millions of Dollars)

                                                              Customer         Wholesale                                 Total
1999                                                          Service           Energy       Nuclear        Other       Company
Revenues from external customers                               $320.8           $51.8         $5.5          $ -          $378.1
Intersegment revenue (1)                                           -            118.9         37.2            -           156.1
                                                             ------------------------------------------------------------------
  Total Revenue                                                 320.8           170.7         42.7             -          534.2
Depreciation and amortization expense                            23.7            25.7          1.6           0.1           51.1
Other operating expenses (1)                                    209.8           135.3         59.6           5.1          409.8
                                                             ------------------------------------------------------------------
  Operating income (loss)                                        87.3             9.7        (18.5)         (5.2)          73.3
Interest expense                                                 19.3            21.1          3.3           0.2           43.9
AFUDC                                                            (0.4)           (1.6)          -           (0.0)          (2.0)
                                                             ------------------------------------------------------------------
  Income (loss) before taxes                                     68.4            (9.8)       (21.8)         (5.4)          31.4
Income tax expense (benefit)                                     26.2            (4.3)        (7.5)          1.8           16.2
Miscellaneous-net                                                 0.2            (1.9)        (1.6)          0.1           (3.2)
Interest revenue                                                    -               -         (0.8)         (0.8)          (1.6)
                                                             ------------------------------------------------------------------
  Net income (loss) after taxes                                  42.0            (3.6)       (11.9)         (6.5)          20.0
Preferred dividend requirement and
  carrying amount over consideration
  paid for redeemed preferred stock                               2.6             2.8         (0.7)          0.3            5.0
                                                             ------------------------------------------------------------------
Net income (loss) applicable to common stock                   $ 39.4          $ (6.4)     $ (11.2)       $ (6.8)        $ 15.0
-------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets (2)                                           $2,640.7        $3,162.4       $199.0        $ 36.3       $6,038.4
  Total expenditures for additions
  to long-lived assets                                           27.2            86.0            -           2.1          115.3
Corporate Measures -
  Contribution margin (3)                                      $ 52.5           $ 7.1      $ (10.0)       $ (6.4)        $ 43.2
  Cash flow (4)                                                  18.1           (51.2)       (26.4)          5.2          (54.3)
  Return on net invested capital (5)                              N/A             N/A          N/A           N/A            N/A
-------------------------------------------------------------------------------------------------------------------------------


(1) Intersegment revenue priced at 2.9 cents per kwh delivered for 1999. Intersegment expense is reflected in other operating expenses for Customer Service. Both intersegment revenue and eexpenses were eliminated for purposes of the Consolidated Statements of Income.
(2) Asset balances recorded by the business groups are significantly different in 1999 due to the impact of the impairment and write-off of nuclear generation, fair market valuation of fossil generation and recording of the regulatory asset to the Customer Service Business Group.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirement.
(4)  Cash flow before financing activities.
(5)  Return on net invested capital is no longer a corporate measure in 1999.


Illinois Power
Three Months Ended June 30, 1998                                                           (Millions of Dollars)

                                                          Customer       Wholesale                                   Total
1998                                                      Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $352.9         $ 112.7        $ 1.4          $ -          $467.0
Intersegment revenue (1)                                           -            120.2         (0.6)          0.0          119.6
                                                             ------------------------------------------------------------------
  Total Revenue                                                 352.9           232.9          0.8           0.0          586.6
Depreciation and amortization expense                            16.9             7.5         24.7           1.4           50.5
Other operating expenses (1)                                    209.6           284.9         84.4           3.6          582.5
                                                             ------------------------------------------------------------------
  Operating income (loss)                                       126.4           (59.5)      (108.3)         (5.0)         (46.4)
Interest expense                                                  9.4             2.9         10.8          10.2           33.3
AFUDC                                                            (0.3)           (0.3)        (0.5)         (0.1)          (1.2)
                                                             ------------------------------------------------------------------
  Income (loss) before taxes                                    117.3           (62.1)      (118.6)        (15.1)         (78.5)
Income tax expense (benefit)                                     48.0           (26.7)       (50.9)         (5.4)         (35.0)
Miscellaneous-net                                                 0.3            (1.2)          -           (0.2)          (1.1)
Interest revenue                                                   -               -            -           (1.8)          (1.8)
                                                             ------------------------------------------------------------------
  Net income (loss) after taxes                                  69.0           (34.2)       (67.7)         (7.7)         (40.6)
Preferred dividend requirement                                    1.7             0.6          2.5           0.2            5.0
                                                             ------------------------------------------------------------------
Net income (loss) applicable to common stock                   $ 67.3         $ (34.8)     $ (70.2)       $ (7.9)        $(45.6)
-------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets                                               $1,795.3         $ 715.6     $2,771.7        $ 66.4       $5,349.0
  Total expenditures for additions
    to long-lived assets                                         30.7            17.2         19.0           1.5           68.4
-------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (2)                                      $ 73.4         $ (33.6)     $ (61.4)        $(2.1)        $(23.7)
  Cash flow (3)                                                  53.7            78.0        (70.4)        (21.3)          40.0
  Return on net invested capital (4)                              5.6%           -7.4%         N/A           N/A           -0.6%
-------------------------------------------------------------------------------------------------------------------------------


(1) Intersegment revenue priced at 2.5 cents per kwh delivered for 1998. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price for 1998. Both intersegment revenue and expenses were eliminated for purposes of the Consolidated Statements of Income.
(2) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirement.
(3)  Cash flow before financing activities.
(4) For 1998, return on net invested capital calculated as contribution margin divided by net invested capital.

GEOGRAPHIC INFORMATION

(Millions of dollars)
--------------------------------------------------------------------------------
Second Quarter                            1999         1998
--------------------------------------------------------------------------------
Revenues: (1)
     United States                       $378.1        $467.0
                                         ======        ======

(Millions of dollars)
--------------------------------------------------------------------------------
June 30,                                  1999         1998
--------------------------------------------------------------------------------
Long-lived assets: (2)
     United States                     $4,442.2      $4,552.4
                                       ========      ========

(1)  Revenues  are  attributed  to  geographic  regions  based  on  location  of customer.
(2)  Long-lived   assets   include   plant,   equipment,   and   investments  in
     subsidiaries.


Illinois Power
Six Months Ended June 30, 1999                                                     (Millions of Dollars)

                                                          Customer       Wholesale                                   Total
1999                                                      Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $697.5         $ 145.9         $7.0          $ -          $850.4
Intersegment revenue (1)                                           -            254.8         36.5            -           291.3
                                                             ------------------------------------------------------------------
  Total Revenue                                                 697.5           400.7         43.5            -         1,141.7
Depreciation and amortization expense
                                                                 42.2            51.3          3.6            -            97.1
Other operating expenses (1)                                    485.1           261.9        149.0           6.2          902.2
                                                             ------------------------------------------------------------------
  Operating income (loss)                                       170.2            87.5       (109.1)         (6.2)         142.4
Interest expense                                                 38.6            41.0          4.0           0.1           83.7
AFUDC                                                            (0.8)           (2.4)          -             -            (3.2)
                                                             ------------------------------------------------------------------
  Income (loss) before taxes                                    132.4            48.9       (113.1)         (6.3)          61.9
Income tax expense (benefit)                                     50.6            18.0        (43.2)          2.4           27.8
Miscellaneous-net                                                 0.2            (1.8)        (2.1)         (0.3)          (4.0)
Interest revenue                                                   -               -          (1.9)         (3.0)          (4.9)
                                                             ------------------------------------------------------------------
  Net income (loss) after taxes                                  81.6            32.7        (65.9)         (5.4)          43.0
Preferred dividend requirement and
  carrying amount over (under)
  consideration paid for
  redeemed preferred stock                                        5.5             5.8         (1.6)         (0.5)           9.2
                                                             ------------------------------------------------------------------
Net income (loss) applicable to
common stock                                                   $ 76.1          $ 26.9      $ (64.3)       $ (4.9)        $ 33.8
-------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets (2)                                           $2,640.7        $3,162.4       $199.0        $ 36.3       $6,038.4
  Total expenditures for additions
  to long-lived assets                                           50.1           100.5           -            3.0          153.6
-------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (3)                                      $102.5          $ 53.8      $ (63.4)       $ (5.3)        $ 87.6
  Cash flow (4)                                                  60.2          (138.8)      (132.7)         86.6         (124.7)
  Return on net invested capital (5)                              N/A             N/A          N/A           N/A            N/A
-------------------------------------------------------------------------------------------------------------------------------


(1) Intersegment revenue priced at 2.9 cents per kwh delivered for 1999. Intersegment expense is reflected in other operating expenses for Customer Service. Both intersegment revenue and expenses were eliminated for purposes of the Consolidated Statements of Income.
(2) Asset balances recorded by the business groups are significantly different in 1999 due to the impact of the impairment and write-off of nuclear generation, fair market valuation of fossil generation and recording of the regulatory asset to the Customer Service Business Group.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirement.
(4)  Cash flow before financing activities.
(5)  Return on net invested capital is no longer a corporate measure in 1999.

Illinois Power
Six Months Ended June 30, 1998                                                    (Millions of Dollars)

                                                          Customer       Wholesale                                   Total
1998                                                      Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $744.5         $ 209.0        $ 3.0          $ -          $956.5
Intersegment revenue (1)                                           -            232.0         (1.2)          0.0          230.8
                                                             ------------------------------------------------------------------
  Total Revenue                                                 744.5           441.0          1.8           0.0        1,187.3
Depreciation and amortization expense
                                                                 33.8            14.9         49.5           3.0          101.2
Other operating expenses (1)                                    454.3           435.6        168.4           1.7        1,060.0
                                                              -----------------------------------------------------------------
  Operating income (loss)                                       256.4            (9.5)      (216.1)         (4.7)          26.1
Interest expense                                                 26.5             8.6         32.3            -            67.4
AFUDC                                                            (0.6)           (0.7)        (0.9)         (0.1)          (2.3)
                                                             ------------------------------------------------------------------
  Income (loss) before taxes                                    230.5           (17.4)      (247.5)         (4.6)         (39.0)
Income tax expense (benefit)                                     94.4           (10.0)      (106.2)         (6.0)         (27.8)
Miscellaneous-net                                                 0.3             0.6            -           0.1            1.0
Interest revenue                                                   -               -            -           (2.0)          (2.0)
                                                             ------------------------------------------------------------------
  Net income (loss) after taxes                                 135.8            (8.0)      (141.3)          3.3          (10.2)
Preferred dividend requirement                                    3.5             1.3          5.0           0.1            9.9
                                                             ------------------------------------------------------------------
Net income (loss) applicable to
  common stock                                                 $132.3           $(9.3)     $(146.3)        $ 3.2         $(20.1)
-------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets                                               $1,795.3         $ 715.6     $2,771.7        $ 66.4       $5,349.0
  Total expenditures for additions
    to long-lived assets                                         60.9            27.4         26.2           2.8          117.3
Corporate Measures -
  Contribution margin (2)                                      $149.0           $(5.5)     $(122.6)        $ 3.0         $ 23.9
  Cash flow (3)                                                 126.9           121.2       (152.0)         10.0          106.1
  Return on net invested capital (4)                             11.5%           -1.4%         N/A           N/A            0.7%
-------------------------------------------------------------------------------------------------------------------------------


(1) Intersegment revenue priced at 2.5 cents per kwh delivered for 1998. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price for 1998. Both intersegment revenue and expenses were eliminated for purposes of the Consolidated Statements of Income.
(2) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirement.
(3)  Cash flow before financing activities.
(4) For 1998, return on net invested capital calculated as contribution margin divided by net invested capital.

GEOGRAPHIC INFORMATION

(Millions of dollars)
--------------------------------------------------------------------------------
Year-To-Date June 30,                     1999        1998
--------------------------------------------------------------------------------
Revenues: (1)
     United States                       $850.4       $956.5
                                         ======       ======

(Millions of dollars)
--------------------------------------------------------------------------------
June 30,                                  1999        1998
--------------------------------------------------------------------------------
Long-lived assets: (2)
     United States                     $4,442.2    $4,552.4
                                       ========    ========

(1)  Revenues  are  attributed  to  geographic  regions  based  on  location  of customer.
(2)  Long-lived   assets   include   plant,   equipment,   and   investments  in
     subsidiaries.

              ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain information contained in this report is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes, among other things, statements concerning the impact of regulatory changes, plans for the Clinton facility, and success in addressing Year 2000 issues; as well as those that include the words "expect," "intend," "predict," "estimate," "believe" or similar language. Although Illinova and IP believe these forward-looking statements are accurate, their businesses are dependent on various regulatory issues, general economic conditions and future trends, and these factors can cause actual results to differ materially from the forward-looking statements that have been made.

        The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and subsequent securities filings could cause results to differ materially from management expectations as suggested by such forward-looking statements: the outcome of state and Federal regulatory proceedings affecting the restructuring of the electric and utility industry; the impact on IP of current regulations providing for rate reductions and the phasing in of the opportunity for some customers to choose alternative energy suppliers; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of IP's business at both the state and Federal levels, and the increasing popularity of alternative sources of electricity, such as co-generation facilities; the effects of the implementation of Illinova's various strategies to best respond to its changing business and regulatory environment, including potential acquisitions, focused growth of unregulated businesses and other options; the fluctuating electricity supply demands of IP customers, which, if increased beyond IP's generation capacity, might result in unplanned outages forcing IP to acquire additional supplies in the electricity marketplace at uncertain and often volatile prices and availability; changes in prices and costs of fuel; various financial risks attendant to selling or shutting down Clinton; ongoing nuclear operational exposures until Clinton is sold or shut down; the effect of events that can occur in Illinova's or IP's business operations or in general economic conditions, that could negatively impact its financial flexibility and costs of financing; the impact of the sale or shutdown of Clinton on IP's ability to issue indebtedness under its existing mortgages; the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which are likely to have a negative financial effect; various factors affecting non-utility investments, such as IGC's investments in foreign countries, which are subject to currency fluctuations, cyclical and sustained economic downturns and political risks; the inherent risks of active purchases and sales by Illinova, through IEP and IP, of electricity and natural gas futures and similar contracts; and the ability of Illinova and IP, their vendors and others to manage Year 2000 issues.

        All forward-looking statements in this report are based on information that currently is available. Illinova and IP disclaim any obligation to update any forward-looking statement.

ILLINOVA SUBSIDIARIES

        IP, a subsidiary of Illinova, engages in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. IP has publicly traded preferred shares outstanding but its common stock is wholly-owned by Illinova.

        IGC is Illinova's wholly-owned independent power subsidiary. IGC invests in energy supply projects throughout the world and competes in the independent power market. IGC's strategy is to invest in and develop "greenfield" power plants, acquire existing generation facilities and provide power plant operations and maintenance.

        IEP is a wholly-owned subsidiary of Illinova. IEP develops and markets energy-related products and services to the unregulated energy market throughout the United States and Canada and engages in the brokering and marketing of electric power and gas.

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

        Illinova Power Marketing, Inc. (IPMI) is a wholly-owned subsidiary of Illinova created in April 1999, to become the wholesale generation and power marketing company to which IP's fossil generating assets will be transferred. The ICC approved the transfer of generation assets to IPMI on July 8, 1999. Other required regulatory approvals for the transfer of these assets and for IPMI's marketing activities are being sought.


MERGER AGREEMENT

        On June 14, 1999, Illinova and Dynegy Inc. (Dynegy) announced the execution of a definitive agreement for the merger of Illinova and Dynegy, creating a full service provider of energy products and services. The combination brings together Illinova's strategically positioned Midwest generating facilities and developing national energy services and products with Dynegy, a leading marketer of energy products and services in the country. Both Illinova and Dynegy are leading independent power developers and producers. The combined company is expected to own more than 15,000 megawatts of domestic generating capacity, representing the world's most geographically diverse generating asset portfolio.

        Under terms of the merger agreement, which were approved unanimously by each company's board of directors and agreed to by Dynegy's industrial shareholders (who collectively own approximately 76% of Dynegy's outstanding common stock), a newly established parent company will acquire all of the shares of Dynegy and Illinova for a combination of stock and cash, subject to the satisfaction of certain pre-closing conditions. The merger is conditioned, among other things, upon the completion of the pending sale of the Clinton by Illinova, the approvals of the FERC, the SEC, the ICC, Illinova's common stockholders and the expiration or termination of the Hart-Scott-Rodino waiting period. The merger is expected to close by the end of the first quarter of 2000.

        Upon closing, Chuck Watson, Chairman and Chief Executive Officer of Dynegy, will retain that title in the combined company. Charles Bayless, Chairman, President and Chief Executive Officer of Illinova, will continue as a non-executive director of the combined company. The Board of Directors of the combined company, which will be incorporated in Illinois and headquartered in Houston, Texas, will consist of seven members of the current Illinova Board and seven members of the current Dynegy Board, including three designees of Chevron U.S.A., which currently owns an approximate 25% interest in Dynegy. Illinova's regulated utility, IP, will be a subsidiary and remain headquartered in Decatur, IL.

        Various details regarding the merger are discussed more fully in the Form S-4 filed by Energy Convergence Holding Company on August 11, 1999, SEC File No. 333-84965, which is incorporated herein by reference.

DIVERSIFIED BUSINESS ACTIVITIES

        In February 1999, IEP, a wholly-owned subsidiary of Illinova, purchased the Indiana-based natural gas management operations of Equitable Resources Marketing Company. Equitable Resources Marketing (ERM) was a subsidiary of Equitable Resources, Inc., (ERI) of Pittsburgh, PA. ERI is an integrated energy company that produces, markets, and distributes natural gas and oil.

        In April 1999, IEP also purchased Quality Energy Services (QES), a Tempe, Arizona based natural gas marketing company.

        In May 1999, IEP purchased the Chicago, IL based holdings of Energy Dynamics, Inc., (EDI) an independent natural gas marketing firm based in Rolling Meadows, IL.

        The 1998 combined revenues of ERM, QES, and EDI were approximately $67 million.


LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

        Cash  flows  from  operations  during  the  first  six  months  of 1999, supplemented by external financing and cash on hand, were sufficient to meet ongoing operating requirements and to service existing common and preferred stock dividends, debt requirements, IP's construction requirements and Illinova's investments in its subsidiaries. However, Illinova and IP liquidity has decreased as compared to June 30, 1998, as a result of higher fossil maintenance costs, increased marketing expenses, and higher Clinton costs combined with lower revenues attributable to the rate reduction mandated by P.A. 90-561.

        Illinova expects to use future operating cash flows, supplemented by external financing, to meet operating requirements and to continue to service existing debt, IP's preferred and Illinova common stock dividends, and
Illinova's and IP's anticipated subsidiary investments and construction requirements for the remainder of 1999.

        Illinova currently has authority to issue an additional $130 million in debt securities under an existing $300 million shelf registration. Illinova also has in place a $130 million Revolving Credit Agreement. However, covenants in the Illinova Revolving Credit Facility limit total Illinova debt to $350 million. At June 30, 1999 $40.5 million of new debt capacity was available. Prior to 1999, IP paid Illinova dividends on the IP common stock held by Illinova to provide Illinova cash for operations. IP is limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment, and by the Federal Power Act, which precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." In the first quarter of 1999, IP did not declare or pay dividends on its common stock. In June 1999, IP declared and paid a common stock dividend of $19.5 million. Based on the Board's current dividend policy, management expects IP's retained earnings to be sufficient to support Illinova common dividends. IP also is allowed to periodically repurchase its common stock from Illinova in accordance with authority granted by the ICC, contingent on IP meeting certain cash flow tests. IP currently does not satisfy this cash flow test and it is anticipated that it will not satisfy the test throughout 1999. This test would not interfere with the repurchases, if any, of Illinova equity shares using securitization proceeds. Illinova's current capacity under the existing revolving credit agreement and shelf registration should meet its cash requirements through the third quarter of 1999. Illinova and IGC are developing additional financing capabilities to meet future needs.

        From the beginning of 1999, through July 16, 1999, IP redeemed $57.1 million of 8.75% First Mortgage Bonds due 2021, $229 million of 8.00% New Mortgage Bonds due 2023, $22.9 million of 7.95% First Mortgage Bonds due 2004, $36.8 million of 6.50% First Mortgage Bonds due 1999, $39.85 million of 7.50% New Mortgage Bonds due 2025, along with 154,900 shares of Monthly Income Preferred Securities (MIPS) and 154,295 shares of various serial preferred stock series. These securities were retired using funds from securitization proceeds received in December 1998.

        On July 20, 1999, Illinois Power's 1943 mortgage (First Mortgage) was retired. All remaining First Mortgage debt was substituted with debt issued under the 1992 Mortgage (New Mortgage) or defeased. New Mortgage Bonds of $35.6 million with a coupon rate of 7.5% due 2024 (Series K) and $84.2 million with a coupon rate of 7.4% due 2024 (Series L) were substituted for First Mortgage Bonds with identical terms and amounts (replacement Series U and V). With proceeds received from the December 1998 securitization issuance, IP defeased $35.2 million of 6.50% First Mortgage Bonds due 1999, $16.1 million of 7.95% First Mortgage Bonds due 2004 and $84.7 million of 7.375% First Mortgage Bonds due 2021.

        IP's capital requirements for construction were approximately $150 million and $115 million during the six months ended June 30, 1999 and 1998, respectively. Through 2000, IP plans to complete improvements in its generation facilities including pollution control equipment. Illinova estimates that it will spend approximately $380 million for IP construction expenditures in 1999. IP construction expenditures for 1999 through 2003 are expected to total approximately $1.4 billion. In light of the December 1998 decision to exit Clinton and the resulting Clinton impairment, Clinton capital expenditures are expensed as incurred and are not included in the above estimates. On March 2, 1999, in accordance with a lease agreement between IP and IP Fuel Company, IP paid $62.1 million for partially depleted nuclear fuel in the Clinton reactor to IP Fuel Company as a result of Clinton Nuclear Station failing to restart by January 31, 1999. The liability for the nuclear fuel was accrued as of December 31, 1998. As part of the Clinton impairment entries at year end, nuclear fuel was written down to the expected consumption through August 31, 1999.

        Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades, and other costs which cannot be determined at this time.

        In addition to IP construction expenditures, Illinova's capital expenditures for 1999 through 2003 are expected to include $520 million for mandatory debt retirement. In addition, IPSPT has long-term debt maturities of $86.4 million in each of the above years.

        On June 29, 1999, IP issued $250 million of Mortgage Bonds due 2009 with an interest rate of 7.50%. Proceeds were used to reduce outstanding short-term borrowings. IP currently has the authority to issue $500 million in short-term debt, which includes $354 million in committed bank lines of credit. Of these authorized amounts, IP had $347 million at June 30, 1999, in remaining capacity that may be utilized to issue commercial paper and extend floating rate notes. IP anticipates that this liquidity will be sufficient to address its requirements into the fourth quarter of 1999. IP is developing additional financial capabilities to meet future needs.

        Following the merger announcement, several rating agencies responded with favorable outlooks on IP and Illinova credit quality. Standard & Poor's has changed its outlook from stable to positive, and presently rates ILN at BBB- and IP at BBB. Duff & Phelps has placed IP on Credit Watch-Up, with a present rating of BBB+. Moody's, which rates IP bonds at Baal and ILN notes at Baa3, affirmed its present ratings.


ACCOUNTING MATTERS

        For further information on accounting issues, see "Accounting Matters" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 15 of this report.


CLINTON POWER STATION

        In September 1996, a leak in a recirculation pump seal caused IP operations personnel to shut down Clinton. Clinton returned to service May 27, 1999.

        The prolonged outage at Clinton has had an adverse effect on Illinova's and IP's financial condition, through higher operating and maintenance and capital costs, lost opportunities to sell energy, and replacement power costs. In addition, in March 1999, due to the failure of Clinton to restart by January 31, 1999, a provision in the lease agreement between IP and the Fuel Company required IP to pay $62.1 million cash for the acquisition of core fuel in March 1999, to the Fuel Company Trustee for the benefit of investors in secured Notes of the Fuel Company.


PECO AND AMERGEN AGREEMENT

        On April 15, 1999, IP announced that it had reached an interim agreement with AmerGen Energy Company (AmerGen), whereby AmerGen would purchase and operate Clinton and IP would buy at least 75 percent of the plant's electricity output for the next several years. AmerGen is jointly owned by PECO Energy Company (PECO), and British Energy. IP also announced on April 15, 1999, the execution of a revised management agreement (Agreement) with PECO for the operation of Clinton retroactive to April 1, 1999.

        On July 1, 1999, IP announced that it had signed a definitive asset purchase agreement with AmerGen. Basic terms for the sale remain essentially unchanged from the framework proposed in the interim agreement. The asset purchase agreement, signed June 30, 1999, provides that IP will purchase at fixed prices, at least 75 percent of Clinton's electricity output for its customers through 2004 at fixed prices which exceed current and projected wholesale prices.

        Terms of the interim agreement between PECO and IP will remain in effect until the transaction closes. Specifically, PECO is responsible for Clinton's direct operating and capital expenses and continues to manage the station under the existing management contract, while IP compensates PECO for management services based on the amount of electricity the station produces. This eliminates IP's exposure to the uncertainty regarding the costs associated with Clinton's operations. In return for transferring this financial risk, IP has agreed to pay PECO a management fee calculated by multiplying a fixed dollar amount per MWH times 80 percent of the electricity generated at Clinton during the interim period and to allow PECO to retain 20 percent of power generation for its own use at no cost. The financial impact of this obligation is contingent on two variables: (1) the capacity levels at which Clinton operates and (2) the prices at which the electricity can be sold from time to time. Based on the terms of the revised management agreement, the fees payable to PECO during the interim period could equal or exceed the 1999 Clinton-related O&M and capital costs for which PECO assumed full responsibility commencing April 1, 1999.

        Under terms of the definitive asset purchase agreement, AmerGen will pay up to $20 million for the plant and property and will assume full responsibility and liability for operating and ultimately decommissioning the nuclear station. IP will transfer to AmerGen the existing decommissioning trust funds, expected to total approximately $95 million at the end of 1999. IP will also make additional payments to the decommissioning trust funds intended to be sufficient to provide for the actual decommissioning of Clinton by 2026, when the plant's operating license is scheduled to expire. These payments may be in the form of a single payment of $145 million at closing, one payment of $124.2 million plus five annual payments of $5 million, or the provision of an insurance policy purchased by IP.

        Approvals must be obtained from various regulatory agencies including the NRC, the ICC, and the FERC. Approvals for transfer of permits and licenses must be granted by numerous agencies, including the Illinois Environmental Protection Agency, the Illinois Department of Nuclear Safety, the Illinois Department of Natural Resources, and others. Until all approvals are obtained and the parties close on the sale, IP will continue to maintain the license for Clinton's operation and retain the ultimate operating authority over the plant.


REGULATORY MATTERS

     FOSSIL GENERATION FILING

        On July 8, 1999, the ICC unanimously approved IP's filing to sell its fossil generating assets to Illinova. Subsequently, Illinova intends to transfer those assets to its wholly owned subsidiary IPMI. IPMI, which was incorporated in April 1999, will become a wholesale generation and power marketing company. On June 11, 1999, IP made a Part 205 filing with the FERC seeking approval of a proposed Power Purchase Agreement between IP and IPMI. IP also filed a request with the FERC, on June 29, 1999, seeking approval for asset transfer. A response to both filings by the FERC is anticipated in the third quarter of 1999.


     ATTORNEY GENERAL COMPLAINT

        On July 17, 1998, a complaint against IP was filed at the ICC by the Illinois State Attorney General. The complaint alleges that IP failed to meet its statutory obligations to provide adequate and reliable service in connection with last summer's electric supply situation (for further disclosure, see "Power Supply and Reliability" on page 42). It asks the ICC to conduct a management audit of IP and seeks an order requiring IP to offer compensation to customers for voluntary conservation and service interruptions. The company provided the Attorney General with a reliability report. The Attorney General and the Company agreed on an independent committee of two outside experts to review the report. In June, the Attorney General and IP signed a settlement agreement in which IP agrees to provide three annual updates to the reliability report it submitted in response to the complaint, and agrees to maintain and in some cases moderately enhance existing systems and maintenance practices. The parties filed a joint motion to dismiss the complaint on the basis of this agreement, which the ICC unanimously approved on July 28, 1999. There are no significant costs resulting from the agreement. Although there were limited calls for voluntary conservation, and interruptible customers were curtailed, no firm load was interrupted or curtailed during 1998.


     SOYLAND POWER COORDINATION AGREEMENT

        In March 1999, Soyland and IP signed a new Power Coordination  Agreement
(PCA) and filed this agreement with the FERC. The new agreement no longer obligates IP to provide capacity and energy to Soyland with the exception of a small amount of capacity for the purpose of supplying Soyland's load within the IP Control Area. Therefore, the new PCA triggered the immediate recognition of deferred revenue from the previous Soyland prepayment of the base capacity charge. This resulted in an increase in interchange revenues of $61 million in the first quarter of 1999.


     UNIFORM FUEL ADJUSTMENT CLAUSE (UFAC)

        Prior to March 1998, the costs of fuel for electric generation and purchased power costs were deferred and recovered from customers pursuant to the UFAC. On March 6, 1998, IP initiated an ICC proceeding to eliminate the UFAC in accordance with P.A. 90-561. A new base fuel cost recoverable under IP's electric tariffs was established, effective on the date of the filing. UFAC elimination prevents IP from automatically passing cost increases through to its customers and exposes IP to the risks and opportunities of cost fluctuations and operating efficiencies.

        Under UFAC, IP was subject to annual ICC audits of its actual allowable fuel costs. Costs could be disallowed, resulting in negotiations and/or litigation with the ICC. In 1998, IP agreed to settlements with the ICC which closed the audits for all previously disputed years. As a result of the settlements, IP electric customers received refunds totaling $32 million during the first six months of 1999. These refunds complete the process of eliminating the UFAC at IP.


     DEREGULATION RULEMAKINGS AND TARIFFS

        The Illinois Public Utilities Act was significantly modified in 1997 by P.A. 90-561, but the ICC continues to have broad powers of supervision and regulation with respect to the rates and charges of IP, its services and facilities, extensions or abandonment of service, classification of accounts, valuation and depreciation of property, issuance of securities and various other matters. Before a significant plant addition may be included in IP's rate base, the ICC must determine that the addition is reasonable in cost, prudent and used and useful in providing utility service to customers. IP must continue to provide bundled retail electric service to all who choose to continue to take service at tariff rates, and IP must provide unbundled electric distribution services to all eligible customers as defined by P.A. 90-561 at rates to be determined by the ICC. During 1998, pursuant to authority granted in P.A.
90-561, the ICC issued rules associated with (i) transactions between the utility and its affiliates; (ii) service reliability; (iii) environmental disclosure; and (iv) alternative retail electric supplier certification criteria and procedures. During 1999, it is expected that the ICC will rule on (i) the rates and terms associated with the provision of delivery services for commercial and industrial customers; (ii) establishing the neutral fact finder price utilized in (a) calculating competitive transition costs and (b) IP's power purchase tariff; (iii) the competitive transition cost methodology; and
(iv) guidelines regarding standards of conduct and functional separation. A proceeding will be opened in September 1999 to address the issue of unbundling billing, metering, and customer handling with a final decision to be rendered prior to the third quarter of the year 2000. The final order on delivery service tariffs is expected in August of 1999.

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

        The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors including future market prices for wholesale and retail energy, load growth and demand levels in the current IP service territory, and success in marketing to customers outside IP's existing service territory. The impact on net income will depend on, among other things, the amount of revenues earned and the cost of doing business.

     OPEN TRANSMISSION ACCESS AND COMPETITION

        In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and implement the Midwest Independent Transmission System Operator, Inc. (MISO). On September 16, 1998, the FERC issued an order authorizing the creation of a MISO. The MISO has elected a seven-person independent board of directors. The goals of this joint undertaking are to: 1) put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) enhance regional reliability and 3) establish an entity that operates independently of any transmission owner(s) or other market participants, thus furthering competition in the wholesale generation market consistent with the objectives of the FERC's Order No. 888. Since January 1998, four other transmission-owning entities joined the MISO. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561, enacted in 1997. The MISO has a stated goal to be fully operational by January 1, 2001.

        See "Open Access and Competition" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 14 of this report for additional information.


YEAR 2000 DATA PROCESSING

        Passing from 1999 into 2000 creates a risk that computer-dependent processes will fail because the date will be read as "1900." Illinova began its Year 2000 (Y2K) project in November 1996. The project scope encompasses all of Illinova's subsidiaries including IP, IGC, and IEP. A central organization provides overall project guidance and coordination among the business groups, meeting monthly to share information, conducting internal project reviews, and producing monthly status reports to all levels of Illinova management. Bi-monthly Year 2000 readiness reports are provided to the Illinova Board of Directors.

        The Year 2000 project involves evaluation and testing of software, hardware, and business processes, including mainframe and personal computer software and hardware, process computer software and hardware, end user computing, telecommunications and networks, vendor purchased packages, embedded systems, facility control systems, vendors/supplies, financial institutions, and electronic interfaces with outside agencies.

        The project is divided into two focus areas. The first focus area deals with information technology (IT) software, hardware, and infrastructure. This includes such items as the billing system, payroll system, accounts payable system, personal computers, telecommunications, networks, and mainframes.

        The second focus area targets non-IT operational systems and processes which encompass most of the systems and business processes actually used to deliver electricity and gas to customers. This is also the area where embedded systems and microprocessors are found. Included in this focus area are power plant facilities, transportation systems such as railways and barges, fuel suppliers, electric and gas transmission and distribution facilities, substations and transformers, meters, building systems such as HVAC and security, and financial institutions.

        The overall status of Illinova's Y2K project is illustrated in the table below.
                                    Illinova Status
                                       July 1999

                                IT                         Non-IT
                          %        Completion  *         %       Completion  *
                       Complete       Date            Complete      Date

Awareness                100        02/01/97   a         100      05/31/98   a

Inventory                100        01/20/97   a         100      02/28/99   a

Assessment               100        05/09/97   a         100      02/28/99   a

Process Analysis         100        11/30/98   a         100      03/31/99   a

Implementation -
  (Mission Critical)     100        06/30/99   a          97      09/30/99   e

Implementation -
  (Important to
   Operations)           100        05/31/99   a          93      10/31/99   e

Contingency Planning     100        07/31/99   a          93      09/30/99   e

*"a" = Actual Completion Date, "e" = Estimated Completion Date

        IP has completed its awareness, inventory, assessment, and process analysis phases. The table below provides further details differentiating between IT and non-IT for IP alone.

                                       IP Status
                                      July 1999

                                IT                         Non-IT
                          %        Completion  *        %       Completion  *
                      Complete        Date           Complete       Date

Awareness               100        02/01/97   a        100      04/29/98   a

Inventory               100        01/20/97   a        100      07/31/98   a

Assessment              100        05/09/97   a        100      09/30/98   a

Process Analysis        100        11/30/98   a        100      02/28/99   a

Implementation -
  (Mission Critical)    100        06/30/99   a        100      07/19/99   a

Implementation -
  (Important to
   Operations)          100        05/31/99   a         98      10/31/99   e**

Contingency Planning    100        07/31/99   a        100      06/30/99   a

*"a" = Actual Completion Date, "e" = Estimated Completion Date

** IP important to operations items were Year 2000 ready on July 30, 1999, with the exception of one process computer system at Clinton and one process computer system in our fossil power system.

        IT systems (such as billing, payroll, etc.) and infrastructure were completed June 30, 1999. The customer billing system, materials management system, accounts payable system, power plant maintenance system, payroll system, and shareholder system have been remediated and are now year 2000 ready. Year 2000 work has not caused any IT projects to be delayed, and thus no maintenance costs have been deferred.

        The United States Department of Energy (DOE) has charged the North American Electric Reliability Council (NERC) with taking the lead in facilitating North American-wide coordination of electric utilities' Year 2000 efforts. The collective efforts of the industry will minimize risks imposed by Year 2000 to the reliable supply of electricity. NERC has in turn assigned the regional reliability councils the responsibility of assessing their respective networks to ensure reliable electric supply. IP is taking an active role within its regional council (MAIN) in assessment and renovation of the grid and in developing contingency plans to minimize any unexpected Year 2000 grid problems. Illinois Power is also participating in NERC drills. IP's power plants and transmission and distribution mission critical items are believed to be fully Year 2000 ready.

        The total cost for achieving Year 2000 readiness for Illinova is estimated to be approximately $19.6 million through 1999. Through the end of July 1999, $14.8 million, or 76% of the total $19.6 million had been spent.

        Contingency  plans  focus  on  Illinova's  "mission  critical"  business processes. Contingency plans were developed in accordance with industry guidelines, such as NERC and the General Accounting Office, and involved senior management review and approval. These plans address business continuity and the ability to deliver essential products and services to customers in the event of unexpected Year 2000 problems. Drills will be conducted to test these contingency plans.

        Illinova has assessed potential worst-case scenarios and determined its most reasonably likely worst-case scenario to be a severe winter storm coupled with a loss of major telecommunications carrier causing disruptions in dispatching generation, dispatching emergency response crews, and communicating with financial institutions.

        Contingency plans address the above scenarios as well as other potential scenarios that could affect the ability to serve our customers and maintain the financial viability of Illinova.


ENVIRONMENTAL MATTERS

     GAS MANUFACTURING SITES

        See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 16 of this report.

     NITROGEN OXIDE

        On October 27, 1998, the U.S. EPA finalized air pollution rules that will require substantial reductions of NOx emissions in Illinois and 21 other states. This rule will require the installation of NOx controls by May 2003, with each Illinois utility's exact reduction requirement to be specified in 1999. Preliminary estimates of the capital expenditures needed in 2000 through 2003 to comply with these new NOx limitations range from $90 million to $140 million. NOx estimates are included in forecasted capital expenditures. The legality of this proposal, along with its technical feasibility, is being successfully challenged by a number of states, utility groups, and utilities, including IP.

     EMISSION ALLOWANCE EXCHANGES

        The value of emission allowances expected to be given up in future periods as the result of exchange agreements was recorded in the third quarter 1998 at the current market price and a liability of $9.8 million was recognized. This obligation will be adjusted as price fluctuates until the allowances are surrendered. The market value and recorded liability of the allowances at June 30, 1999, was $19.9 million.

     GLOBAL WARMING

        On December 11, 1997, international negotiations to reduce greenhouse gas emissions concluded with the adoption of the Kyoto Protocol. This Protocol requires the United States to reduce greenhouse gas emissions to 7% below 1999 levels during the years 2008 through 2012 and to make further reductions thereafter. Before it can take effect, this protocol must be ratified by the United States Senate. However, United States Senate Resolution 98 which passed 95-0 in July 1997, says the Senate would not ratify an agreement that fails to include commitments for all countries or would damage the economy of the United States. Since the Protocol does not contain these key elements, ratification would be a major political issue. It is anticipated that a ratification vote will be delayed until the current administration feels the Protocol could pass, or an attractive alternative to the Kyoto Protocol is found.

        IP will face major changes in the way it generates electricity if the Kyoto Protocol is ratified, or if the Protocol's reduction goals are incorporated into other environmental regulations. IP would have to repower some generating units and change from coal to natural gas in other units to reduce greenhouse gas emissions. IP estimates that compliance with these proposed regulations may require significant capital outlays and annual operating expenses which could have a material adverse impact on Illinova and IP.


POWER SUPPLY AND RELIABILITY

        Electricity was in short supply during the 1998 summer cooling season because of an unusually high number of plant outages in the Midwest region. IP bought generation and transmission capacity to prevent firm load curtailment and took additional steps to avoid power outages, including upgrading transmission lines and equipment, readying emergency procedures, and returning to service five units that had been in cold shutdown. This resulted in a material adverse financial impact on Illinova and IP.

        The electric energy market experienced unprecedented prices for power purchases during the last week of June 1998. IP's power purchases for 1998 were $517 million higher than 1997 due to summer price spikes resulting in a $274 million increase in power purchased, additional purchases of $215 million to serve increased volumes of interchange sales, and market losses of $28 million recorded on forward power purchase and sales contracts as part of the wholesale trading business. Income from interchange sales was $382 million higher than in 1997 due to increased sales volumes and higher prices.

        Excluding Clinton, IP has in excess of 400 MW of additional generation on line for the summer of 1999 as compared to 1998. This includes approximately 235 MW from five oil-fired units which were brought up from cold shutdown during the summer of 1998 and 176 MW from four natural gas turbines that IP installed which became operational in June 1999. Total cost for the two projects is approximately $87 million. IP also refurbished nine gas turbines already in service at an approximate cost of $13 million. In addition, the restructuring of the Soyland PCA agreement freed up an additional 287 MW of capacity. Clinton returned to full power operation on June 2, 1999, providing additional generating capacity to serve firm load. IP expects to have sufficient generating capacity to serve firm load during the periods of peak summer demand using demand-side and supply-side initiatives taken in response to the 1998 regional supply crisis. If generation is lost or demand is at unprecedented levels, firm load could be curtailed.


RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Electric Operations - Electric revenues for the second quarter of 1999 decreased $27.9 million compared to the second quarter of 1998 primarily due to the 15% residential rate decrease effective August 1, 1998, and the reclassification of revenue-related taxes mandated by deregulation legislation. Revenue-related taxes are now accounted for as a liability, and both revenues and general taxes are reduced with no resultant impact on net income. The rate decrease resulted in revenue reductions of $14.9 million in the second quarter of 1999. The impact of the reclassification of $9.8 million in revenue-related taxes from revenue and general taxes negatively impacted electric revenues. Electric interchange revenues decreased $56.5 million. This decrease is attributable to a decrease in interchange volume offset by $3.3 million of income to reflect mark-to-market for forward contracts and options. Power purchased decreased $182.8 million due largely to decreased interchange volume. During the quarter, fuel for electric plants increased $6.1 million due to increased generation. These factors combined to increase electric margin $92.3 million for the quarter.

         Kilowatt hour (kwh) sales to ultimate consumers decreased 0.2% for the quarter due to decreases of 5.3% and 0.3% in the residential and the commercial markets, respectively, offset by an increase of 2.4% in the industrial market. Cooling degree days decreased approximately 36% from 1998 which contributed to the decrease in sales to the temperature-sensitive markets.

         The equivalent availability of Clinton was 38.9% and 0.0% for the three months ended June 30, 1999 and 1998, respectively, due to the return of Clinton to full power on June 2, 1999. Clinton was previously unavailable due to an outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 85.3% and 74.4% for the three months ended June 30, 1999 and 1998, respectively.

         Gas Operations - For the quarter, gas margin increased $0.9 million. Gas revenues decreased $4.5 million while therm sales (excluding transport) were constant, caused by lower gas prices. Gas purchased costs decreased $5.4 million due to the lower gas prices and fewer therms purchased.

        Operation and Maintenance Expenses - The current quarter decrease of $15.8 million is primarily due to PECO's assumption of Clinton's direct operating and capital expenses offset by Clinton management fees paid to PECO. For more information, see "PECO Agreement" of the "Management's Discussion and Analysis" on pages 36-37 of this report.

        Depreciation and amortization - The increase in depreciation and amortization for the second quarter of 1999 compared to 1998 was $0.4 million. Due to the Clinton impairment, nuclear depreciation decreased approximately $23.7 million but was offset by approximately $18 million for the depreciation of the adjustment to fair value for the fossil generation assets. In addition, approximately $5 million in expense related to the amortization of the transition period cost recovery asset created as part of the 1998 Clinton impairment was recognized in the second quarter.

        Diversified enterprises - Diversified enterprise revenues increased $21.0 million for the second quarter of 1999, which was offset by an increase in diversified enterprise expenses of $29.5 million. A majority of the net increase in diversified enterprise expense over diversified enterprise revenue is due to merger related transactions.

        Miscellaneous - net - Of the current quarter increase of $3.4 million, $1.6 million of the increase is attributed to the adjustment in the net present value of the decommissioning regulatory asset. Revenues from non-utility operations also increased in the second quarter of 1999.

        Interest expense - The increase in interest expense of $10.9 million in the second quarter of 1999 is primarily the result of interest on increased long-term debt of $3.9 million and the adjustment in the net present value of the decommissioning liability of $7.3 million.

        Earnings (loss) per Common Share - The earnings (loss) per common share for Illinova during the second quarter of 1999 and 1998 resulted from the interaction of all the factors discussed herein as well as fewer shares of common stock outstanding.

RESULTS OF OPERATIONS

                SIX MONTHS ENDED JUNE 30, 1999 AND 1998

        Electric Operations - Electric revenues for the first six months of 1999 decreased $49.3 million as compared to the first six months of 1998 primarily due to the 15% residential rate decrease effective August 1, 1998, and the reclassification of revenue-related taxes mandated by deregulation legislation. Revenue-related taxes are now accounted for as a liability, and both revenues and general taxes are reduced. The rate decrease resulted in revenue reductions of $32.3 million in the first six months of 1999. The impact of the reclassification of $21.1 million in revenue-related taxes from revenue and general taxes negatively impacted revenues. Electric interchange revenues decreased $58.8 million. This decrease is attributable to a decrease in interchange volume offset by $60.1 million revenue recognition resulting from the restructuring of a Soyland Power Cooperative power supply contract. Power purchased decreased $228.2 million due largely to decreased interchange volume. During the first six months, fuel for electric plants increased $1.8 million due to increased generation. These factors combined to increase electric margin $118.3 million.

        Kilowatt hour (kwh) sales to ultimate consumers increased 3.0% for the first six months primarily due to increases of 3.3% and 4.4% in the residential and the commercial markets, respectively. Cooling degree days decreased approximately 36% from 1998 which contributed to the decrease in temperature-sensitive markets, which was offset by an increase of 11% in heating degree days.

        The equivalent availability of Clinton was 19.5% and 0.0% for the six months ended June 30, 1999 and 1998, respectively, due to the return of Clinton to full power on June 2, 1999. Clinton was previously unavailable due to an outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 83.1% and 76.9% for the six months ended June 30, 1999 and 1998, respectively.

        Gas Operations - For the six months ended June 30, 1999, gas margin increased $0.8 million. Gas revenues increased $2.0 million, while therm sales (excluding transport) were constant, caused by colder winter weather, offset by lower gas prices. Gas purchased costs increased $1.1 million due to higher consumption, offset by lower gas prices and fewer therms purchased.

        Operation and Maintenance Expenses - Of the increase for the first six months of 1999 of $27.1 million, $29 million occurred during the first quarter of 1999 due to higher operating and maintenance expenses associated with the Clinton outage. This $29 million includes $12.4 million of costs which would have been considered capital additions had Clinton not been impaired. During the second quarter PECO assumed Clinton's direct operating and capital expenses, which were offset by Clinton management fees paid to PECO. For more information, see "PECO Agreement" of the "Management's Discussion and Analysis" on pages 36 and 37 of this report.

        Depreciation and Amortization - The decrease in depreciation and amortization for the first six months of 1999 as compared to 1998 was $4.2 million. Due to the Clinton impairment, nuclear depreciation decreased approximately $47 million, but was offset by approximately $36 million for the depreciation of the adjustment to fair value for the fossil generation assets. In addition, approximately $5 million in expense related to the amortization of the transition period cost recovery asset created as part of the Clinton impairment was recognized in the second quarter.

        Diversified enterprises - Diversified enterprise revenues increased $11.2 million for the first six months of 1999, which was offset by an increase in diversified enterprise expense of $16.3 million. The net increase of diversified enterprise expense over diversified enterprise revenues is due primarily to merger related transaction costs.

        Miscellaneous - net - Of the first six months increase of $15.8 million, $6.5 million is miscellaneous credits of IGC. Interest income increased $3.0 million primarily due to the investment of the proceeds of the transitional funding trust notes issued in December 1998 and the adjustment in the net present value of the decommissioning regulatory asset. A $2.1 million increase in miscellaneous non-operating income is attributable to the recognition of nontaxable income related to the decommissioning regulatory asset. Revenues from non-utility operations also increased during the first six months of 1999.

        Interest expense - The increase in interest expense of $17.4 million in the first six months of 1999 is the result of interest on increased long-term debt of $5.6 million, the adjustment in the net present value of the decommissioning liability of $14 million, and increased amortization of debt expense and loss on reacquired debt of $2.6 million, offset by decreased interest on short term debt of $4.8 million.

        Earnings per Common Stock - The earnings per common share for Illinova during the first six months of 1999 and 1998 resulted from the interaction of all the factors discussed herein as well as fewer shares of common stock outstanding.


RESULTS OF OPERATIONS - ILLINOVA SEGMENTS OF BUSINESS

                     THREE MONTHS ENDED JUNE 30, 1999

Customer Service
For the three months ended June 30, 1999, both the contribution margin and cash flow measures were lower than for the corresponding period in 1998. Contribution margin is lower for the quarter by $21 million, primarily due to decreased electric revenues as discussed below. Other factors contributing to the decrease are amortization of the regulatory asset, slightly higher O&M expenses; and higher internal charges paid to the Wholesale Energy Group and Nuclear Group for the purchase of electricity. Partially offsetting these items were slightly lower gas purchases than in 1998.

Cash flow also reflected a decrease of about $36 million from 1998, primarily due to lower net income.

Transmission, Distribution and Sale of Electric Energy
------------------------------------------------------
The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy business group and the Nuclear group; electricity was provided to the Customer Service Business Group at a fixed 2.9 cents per kwh in 1999 and 2.5 cents per kwh in 1998.

Retail electric revenues, excluding interchange sales, for the three months ended June 30, 1999 decreased 10.0% over the corresponding period in 1998, primarily due to the 15% residential decrease mandated by P.A. 90-561, which became effective July 15, 1998, voluntarily advanced by IP from the statutory effective date of August 1 and a slight decrease in kwh sales to customers. Additionally, operating costs were higher during the three months ended June 30, 1999 compared to the same period in 1998.

Transmission, Distribution and Sale of Natural Gas
--------------------------------------------------
Revenues are derived through regulated tariffs. During the three months ended June 30, 1999, revenues from gas sales and transportation were down 9.1%, while therms sold and transported were up slightly (0.9%) over the second quarter of 1998. The decrease in revenues was due to lower gas prices in 1999, which resulted in lower PGA revenues. The margin on gas sales and transportation increased 3.3% during the period due to a prior-period PGA adjustment and the slight increase in therm sales.


Wholesale Energy
Contribution margin during the three months ended June 30, 1999 is about $41 million higher than during the corresponding period in 1998, primarily due to the significantly higher purchased power costs in 1998, when the Company purchased high-priced electricity to meet system requirements and off-system sale obligations. Partially offsetting this major variance in power purchases are lower revenues, higher depreciation due to the write-up to market value of the fossil assets, higher O&M costs and higher internal charges recorded for power purchased from the nuclear facility.

Cash flow decreased about $129 million, primarily due to higher purchased power costs in 1998, allocated to the Nuclear Group. Higher construction expenditures in 1999 to reflect the installation of gas turbines at the Tilton Energy Center were also a significant factor in this decrease.

Wholesale Energy provided power to the Customer Service business group at 2.9 cents per kwh during the three months ended June 30, 1999 compared to 2.5 cents per kwh during the corresponding period in 1998.


Nuclear
Both the contribution margin and cash flow measures are higher in 1999 compared to 1998. Contribution margin is higher than 1998 due to higher intersegment revenues in 1999 related to the restart of the plant in 1999, coupled with lower O&M and depreciation expenses in 1999.

Cash flow was positively impacted by net income.


Illinova Energy Partners, Inc.
For the three months ended June 30, 1999, the contribution margin is comparable to the same period in 1998. Cash flow decreased $4.3 million, primarily due to a negative change in working capital.


Illinova Generating Compan
For the three months ended June 30, 1999, the contribution margin variance from 1998 was less than $1 million. Cash flow increased about $10 million, primarily due to a positive change in working capital.


Other
Included in this category are the Financial Business Group, the Support Services Business Group, and Corporate. These segments did not individually meet the minimum threshold requirements for separate disclosure.

See "Illinova Segments of Business" in the footnotes to the financial statements on pages 19-25 for additional information.

RESULTS OF OPERATIONS - ILLINOIS POWER SEGMENTS OF BUSINESS

                   THREE MONTHS ENDED JUNE 30, 1999

Customer Service
For the three months ended June 30, 1999, both the contribution margin and cash flow measures were lower than for the corresponding period in 1998. Contribution margin is lower for the quarter by $21 million, primarily due to decreased electric revenues as discussed below. Other factors contributing to the decrease are amortization of the regulatory asset, slightly higher O&M expenses; and higher internal charges paid to the Wholesale Energy Group and the Nuclear Group for the purchase of electricity. Partially offsetting these items were slightly lower gas purchases than in 1998.

Cash flow also reflected a decrease of about $36 million from 1998, primarily due to lower net income.


Transmission, Distribution and Sale of Electric Energy
------------------------------------------------------
The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy business group and the Nuclear group; electricity was provided to the Customer Service Business Group at a fixed 2.9 cents per kwh in 1999 and 2.5 cents per kwh in 1998.

Retail electric revenues, excluding interchange sales, for the three months ended June 30, 1999 decreased 10.0% over the corresponding period in 1998, primarily due to the 15% residential decrease mandated by P.A. 90-561, which became effective July 15, 1998, voluntarily advanced by IP from the statutory effective date of August 1 and a slight decrease in kwh sales to customers. Additionally, operating costs were higher during the three months ended June 30, 1999 compared to the same period in 1998.


Transmission, Distribution and Sale of Natural Gas
--------------------------------------------------
Revenues are derived through regulated tariffs. During the three months ended June 30, 1999, revenues from gas sales and transportation were down 9.1%, while therms sold and transported were up slightly (0.9%) over the second quarter of 1998. The decrease in revenues was due to lower gas prices in 1999, which resulted in lower PGA revenues. The margin on gas sales and transportation increased 3.3% during the period due to a prior-period PGA adjustment and the slight increase in therm sales.


Wholesale Energy
Contribution margin during the three months ended June 30, 1999 is about $41 million higher than during the corresponding period in 1998, primarily due to the significantly higher purchased power costs in 1998, when the Company purchased extremely high-priced electricity to meet system requirements. Partially offsetting this major variance in power purchases are lower revenues, higher depreciation due to the write-up to market value of the fossil assets, higher O&M costs and higher internal charges recorded for power purchased from the nuclear facility.

Cash flow decreased about $129 million, primarily due to higher purchased power costs in 1998 allocated to the Nuclear Group. Higher construction expenditures in 1999 to reflect the installation of gas turbines at the Tilton Energy Center were also a significant factor in this decrease.

Wholesale Energy provided power to the Customer Service business group at 2.9 cents per kwh during the three months ended June 30, 1999 compared to 2.5 cents per kwh during the corresponding period in 1998.

Nuclear
Both the contribution margin and cash flow measures are higher in 1999 compared to 1998. Contribution margin is higher than 1998 due to higher intersegment revenues in 1999 related to the restart of the plant in 1999, coupled with lower O&M and depreciation expenses in 1999.

Cash flow was positively affected by net income.


Other
Included in this category are the Financial Business Group, the Support Services
Business  Group,  and  other  corporate   functions.   These  segments  did  not
individually meet the minimum threshold requirements for separate disclosure.


See "Illinois Power Segments of Business" in the footnotes to the financial statements on pages 25-31 for additional information.


RESULTS OF OPERATIONS - ILLINOVA SEGMENTS OF BUSINESS

                     SIX MONTHS ENDED JUNE 30, 1999

Customer Service
For the six months ended June 30, 1999, both the contribution margin and cash flow measures were lower than for the corresponding period in 1998. Contribution margin is lower by $46 million, primarily due to decreased electric revenues as discussed below; higher O&M expenses; higher internal charges paid to the Wholesale Energy Group and the Nuclear Group due to higher usage and higher internal pricing and higher depreciation expenses, including regulatory asset amortization.

Cash flow is lower by $67 million, due to decreased net income, partially offset by lower construction expenditures.

Transmission, Distribution and Sale of Electric Energy
------------------------------------------------------
The Customer Service business group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy business group and the Nuclear group; electricity was provided to the Customer Service Business Group at a fixed 2.9 cents per kwh in 1999 and 2.5 cents per kwh in 1998.

Retail electric revenues, excluding interchange sales, for the six months ended June 30, 1999 decreased 8.5% over the corresponding period in 1998 due to the 15% residential decrease mandated by P.A. 90-561, which became effective July 15, 1998, voluntarily advanced by IP from the statutory effective date of August 1, partially offset by increased kwh sales to customers. Additionally, operating costs were higher during the six months ended June 30, 1999 compared to the same period in 1998.

Transmission, Distribution and Sale of Natural Gas
--------------------------------------------------
Revenues are derived through regulated tariffs. During the six months ended June 30, 1999, revenues from gas sales and transportation were up 1.1%, while therms sold and transported were up 5.6%. The increase in therm sales was caused by a return to normal weather after the milder-than-usual weather experienced in 1998. The margin on gas sales and transportation increased 1.0% during the period due to increases in both therms sold and therms transported.


Wholesale Energy
Contribution margin during the six months ended June 30, 1999 is $59 million higher than during the corresponding period in 1998, due to significantly fewer power purchases in 1999 than in 1998 when the Company purchased extremely high-priced electricity to meet system requirements. Partially offsetting this major variance in power purchases are higher internal charges in 1999 for purchase of Clinton-generated electricity, higher depreciation to reflect the write-up of fossil assets in December 1998, higher O&M expenses and lower interchange sales in 1999.

Cash flow is significantly less than 1998 ($260 million) primarily due to higher power purchase costs in 1998, allocated to the Nuclear Group, higher construction expenditures and the receipt of prepaid base capacity charges from Soyland in 1998.

Wholesale Energy provided power to the Customer Service business group at 2.9 cents per kwh during the six months ended June 30, 1999 compared to 2.5 cents per kwh during the corresponding period in 1998.


Nuclear
Contribution margin is higher than 1998 due to increased intersegment revenues in 1999 related to the restart of the plant in 1999, lower depreciation in 1999 as a result of the write-off of nuclear facilities, and lower cost power purchases to replace Clinton generation.

Cash flow was positively impacted by net income.


Illinova Energy Partners, Inc.
For the six months ended June 30, 1999, the contribution margin is comparable to the same period in 1998. Cash flow increased about $8 million, primarily related to changes in working capital.


Illinova Generating Company
For the six months ended June 30, 1999, the contribution margin variance from 1998 was less than $1 million. Cash flow increased about $18 million, primarily due to changes in working capital.


Other
Included in this category are the Financial Business Group, the Support Services Business Group, and Corporate. These segments did not individually meet the minimum threshold requirements for separate disclosure.

See "Illinova Segments of Business" in the footnotes to the financial statements on pages 19-25 for additional information.

RESULTS OF OPERATIONS - ILLINOIS POWER SEGMENTS OF BUSINESS

                     SIX MONTHS ENDED JUNE 30, 1999

Customer Service
For the six months ended June 30, 1999, both the contribution margin and cash flow measures were lower than for the corresponding period in 1998. Contribution margin is lower by $46 million, primarily due to decreased electric revenues as discussed below; higher O&M expenses; higher internal charges paid to the Wholesale Energy Group and the Nuclear Group due to higher usage and higher internal pricing and higher depreciation expenses, including regulatory asset amortization.

Cash flow is lower by $67 million, due to decreased net income and reduced changes in working capital, partially offset by lower construction expenditures.

Transmission, Distribution and Sale of Electric Energy
------------------------------------------------------
The Customer Service business group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy business group and the Nuclear group; electricity was provided to the Customer Service Business Group at a fixed 2.9 cents per kwh in 1999 and 2.5 cents per kwh in 1998.

Retail electric revenues, excluding interchange sales, for the six months ended June 30, 1999 decreased 8.5% over the corresponding period in 1998 due to the 15% residential decrease mandated by P.A. 90-561, which became effective July 15, 1998, voluntarily advanced by IP from the statutory effective date of August 1, partially offset by increased kwh sales to customers. Additionally, operating costs were higher during the six months ended June 30, 1999 compared to the same period in 1998.

Transmission, Distribution and Sale of Natural Gas
--------------------------------------------------
Revenues are derived through regulated tariffs. During the six months ended June 30, 1999, revenues from gas sales and transportation were up 1.1%, while therms sold and transported were up 5.6%. The increase in therm sales was caused by a return to normal weather after the milder-than-usual weather experienced in 1998. The margin on gas sales and transportation increased 1.0% during the period due to a prior year adjustment to gas costs and by increases in both therms sold and therms transported.

Wholesale Energy
Contribution margin during the six months ended June 30, 1999 is $59 million higher than during the corresponding period in 1998, due to significantly fewer power purchases in 1999 than in 1998 when the Company purchased high-priced electricity to meet system requirements and off-system sale obligations. Partially offsetting this major variance in power purchases are higher internal charges in 1999 for purchase of Clinton-generated electricity, higher depreciation to reflect the write-up of fossil assets in December 1998, higher O&M expenses and lower interchange sales in 1999.

Cash flow is significantly less than 1998 ($260 million) primarily due to higher purchase power costs in 1998 allocated to the Nuclear Group, higher construction expenditures and the receipt of prepaid base capacity charges from Soyland in 1998.

Wholesale Energy provided power to the Customer Service business group at 2.9 cents per kwh during the six months ended June 30, 1999 compared to 2.5 cents per kwh during the corresponding period in 1998.


Nuclear
Contribution margin is higher than 1998 due to increased intersegment revenues in 1999 related to restart of the plant in 1999, lower depreciation in 1999 as a result of the write-off of nuclear facilities, and lower cost power purchases to replace Clinton generation.

Cash flow was positively impacted by net income.


Other
Included in this category are the Financial Business Group, the Support Services Business Group, and Corporate. These segments did not individually meet the minimum threshold requirements for separate disclosure.

See "Illinois Power Segments of Business" in the footnotes to the financial statements on pages 25-31 for additional information.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk


RISK MANAGEMENT

        Illinova is exposed to both trading and non-trading market risks. The non-trading market risks to which Illinova is exposed include interest rate risk, equity price risk, foreign currency risks, and commodity price risks. The market risk due to trading consists primarily of commodity price risk. Illinova's risk management policy allows the use of financial derivative products, like futures, swaps, and certain types of options to manage its positions. Illinova uses various approaches to measure and monitor market risk, which include Value-at-Risk (VaR) and position sensitivity measures to market factors. VaR is the maximum potential loss that may be incurred on a portfolio due to adverse movements in market factors, given a confidence level and specified holding period. VaR does not represent the expected nor the maximum loss that may actually occur since gains and losses may differ from those estimated, based on actual fluctuations in market factors and changes in the composition of the portfolio during a given evaluation period.

INTEREST RATE RISK

        Illinova is exposed to interest rate risk from its financing activities, through issuance of fixed or variable-rate debt and acquisition of bank notes. IP is likewise exposed to interest rate risk resulting from its issuance of fixed or variable-rate debt, commercial paper, and bank notes. Interest rate exposure is managed in accordance with policy by limiting the variable-rate exposure to a certain percentage of capitalization. Interest rate derivative instruments are also used when deemed appropriate to change the composition of variable to fixed-rate component. In addition, the sensitivity of the portfolio to changes in market factors like interest rate levels and volatility are also monitored. At June 30, 1999, there was no interest rate derivative instrument in use.

        Interest rate VaR is calculated based on a variance-covariance approach using the RiskMetrics FourFifteen(TM) model. A 95 percent confidence level and a one-day holding period is currently used. The interest rate risk as measured by VaR at June 30, 1999, March 31, 1999, and December 31, 1998, is given below.

--------------------------------------------------------------------------------
(Millions of dollars)      June 30, 1999   March 31,1999     December 31,1998
--------------------------------------------------------------------------------
                                VaR            VaR                  VaR

Illinova, including IP debt     $7.9           $9.2                $14.9

IP debt only                    $7.3           $8.7                $14.2
--------------------------------------------------------------------------------

        Contributing factors to the decrease in VaR were the retirement of high coupon debt with maturities extending past the year 2020 and an increase in commercial paper levels from that at year end. At December 31, 1998, VaR was unusually high due to the issuance of securitized debt with the removal of called bonds not occurring until after year end. The securitized debt has shorter maturities than the called bonds, which further contributed to the decrease in VaR.

COMMODITY PRICE RISK

Trading Positions

        Illinova is exposed to commodity price risk through IEP's power trading activities and IP's trading and non-trading operations. IEP uses a variance-covariance approach to calculate VaR, similar to the RiskMetrics(TM) model, to monitor and control its market risk positions. IP measures, monitors, and manages its commodity price risk using a proprietary VaR model employing a Monte Carlo simulation technique. IP and IEP both use a 95 percent confidence level and a five-day holding period to monitor their daily trading market risk positions. During the first quarter of 1999, the Board approved a change in the risk management policy, to use a five day holding period instead of a four-day period. IP's and IEP's trading VaR at June 30, 1999, March 31, 1999, and December 31, 1998, as restated using a five day holding period follow:

--------------------------------------------------------------------------------
                       June 30, 1999     March 31, 1999     December 31, 1998
--------------------------------------------------------------------------------
(Millions of Dollars)       VaR            VaR                      VaR

IP                          $0.3           $0.6                    $1.4
IEP                          0.1            0.1                     0.1
--------------------------------------------------------------------------------

        IP and IEP both use stress and scenario testing to control "event risk", (i.e., the risk that certain stressful market events will occur and result in a loss). In addition, option positions are monitored using sensitivity limits such as delta (sensitivity to price change), gamma (sensitivity of delta to price change), and vega (sensitivity to change in implied volatility).

Non-Trading Positions

        IP is also exposed to non-trading commodity price risk through its energy generation business. IP uses physical contracts and is authorized to use financial derivative instruments to manage its native load requirements. To measure, monitor, and control the commodity price risk of its non-trading portfolio, IP uses the same proprietary Monte Carlo model used in the trading portfolio.

        The Monte-Carlo simulation process used in this VaR model generates the power price, fuel price and load series that are used to value the generation assets, fuel assets, and contracts entered into by the firm (e.g., tolling, forward, call and put options). A sophisticated process is used to generate daily and hourly prices based on historical price series and volatility, wherein "price spikes," a recent phenomenon in the electricity markets, are modeled into the price series. The VaR calculated by this model represents the maximum reduction in operating margin given a 95 percent confidence level. This means that there is only a 5 percent probability that the reduction in operating margin from the expected margin will be greater than what is provided by the VaR number. In this model, a sufficient number of scenarios are generated, whereby each scenario simulates a one-year margin (one-year holding period). The expected margin is obtained by averaging the margins calculated from all the simulation scenarios. The VaR is obtained by sorting the simulation results from the lowest to highest value and taking the 95th percentile worst case value.

        Since the new VaR methodology was implemented at the beginning of March 1999, there is no comparable VaR number at December 31, 1998. The VaR for the non-trading portfolio at June 30, 1999 and March 31, 1999, using a five-day holding period is $4.9 million and $11.6 million, respectively.

        The overall IP electricity portfolio is also controlled using quarterly expected margin reduction limits. In this process, the difference between the current expected margin and last quarter's expected margin is monitored against the quarterly limits. To control "event risk," IP measures the "Stress-VaR," i.e., the VaR calculated using assumptions similar to the events that led to the electricity price spikes in June 1998. The "Stress-VaR" is monitored against stress limits that were approved by the Board of Directors.

FOREIGN OPERATIONS RISK

        Illinova's foreign operations risk is its inherent risk of loss due to the potential volatility of emerging countries and fluctuations in foreign currency exchange rates in relation to the U.S. dollar. At June 30, 1999, IGC had invested $78 million in several international operations, many of which are joint ventures. Primarily, these investments are with affiliates owning energy-related production, generation, and transmission facilities.

        IGC is exposed to foreign currency risk, sovereign risk, and other foreign operations risks, primarily through investments in affiliates of $48 million in Asia and $127 million in South and Central America. To mitigate risks associated with foreign currency fluctuations, the majority of contracts entered into by IGC or its affiliates are denominated in or indexed to the U.S. dollar.


OTHER MARKET RISK

        Illinova is exposed to equity price risk primarily through IP. IP maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. As of June 30, 1999, these funds were invested in domestic and international equity securities, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes equity investments, IP is maximizing the return to be used to fund nuclear decommissioning, which in the long term will correlate better with inflationary increases in decommissioning costs. The equity securities included in the Corporation's portfolio are exposed to price fluctuations in equity markets as a result of fluctuations in interest rates. IP actively monitors its portfolio by benchmarking the performance of its investments against equity and fixed-income indexes. It maintains and periodically reviews established target allocations of the trust assets approved in the investment policy statement. VaR at June 30, 1999, and March 31, 1999, calculated based on a 95 percent confidence level and a one day holding period follows:

--------------------------------------------------------------------------------
                                       June 30, 1999           March 31, 1999
--------------------------------------------------------------------------------
(Millions of dollars)                     VaR                      VaR

IP                                        $1.4                     $1.4
--------------------------------------------------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits

         The Exhibits filed with this 10-Q are listed on the Exhibit Index.

   (b)   Reports on Form 8-K since March 31, 1999:

            Report filed on Form 8-K on April 19, 1999
                                 Item 5, Other Events: Press Release: Illinova Releases 1999 first quarter earnings, Announces expected sale of Clinton to AmerGen.
                                 Item 7, Exhibits: Illinova Consolidated
                                 Income Statements.

            Report filed on Form 8-K on June 14, 1999
                                 Item  5: Illinova announces merger
                                 agreement  with Dynegy, Inc.

            Report filed on Form 8-K on June 17, 1999
                                 Item 5, Other Events: Merger agreement
                                 update, Clinton Power Station update,
                                 fossil generating subsidiary update.
                                 Item 7, Exhibits: Illinova statement
                                 regarding computation of ratios.

            Report filed on Form 8-K on July 12, 1999
                                 Item 5, Other Events: Press release: IP/
                                 AmerGen sign Definitive Agreement for
                                 Sale of Clinton. ICC approval of fossil
                                 generating subsidiary.

            Report filed on Form 8-K on July 16, 1999
                                 Item 5, Other Events: Press release:
                                 Illinova Releases 1999 second quarter
                                 Earnings.
                                 Item 7, Exhibits: Illinova Consolidated
                                 Income Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ILLINOVA CORPORATION
                                                 (Registrant)



                                                 /s/Larry F. Altenbaumer
                                                 ---------------------------
                                                 Larry F. Altenbaumer
                                                 Senior Vice President,
                                                 Chief Financial Officer,
                                                 Treasurer and Controller
                                                 on behalf of
                                                 Illinova Corporation







Date: August 16, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ILLINOIS POWER COMPANY
                                                 (Registrant)



                                                 /s/Larry F. Altenbaumer
                                                 ---------------------------
                                                 Larry F. Altenbaumer
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 on behalf of
                                                 Illinois Power Company







Date: August 16, 1999

EXHIBIT INDEX

                                                           PAGE NO. WITHIN
                                                        SEQUENTIAL NUMBERING
EXHIBIT      DESCRIPTION                                       SYSTEM

4         Instruments Defining Rights of Security
          Holders, Including Indentures - Illinois
          Power Company

4.1       Supplemental  Indenture dated as of June
          15, 1999 to Mortgage and Deed of Trust
          dated  November 1, 1943  providing for the
          issuance  of $250,000,000 principal amount
          of 7.5% mortgage bonds.                                 60 - 74

4.2       Supplemental  Indenture dated as of June
          15, 1999 to General Mortgage Indenture
          and Deed of Trust dated as of November 1,
          1992 providing for the issuance of 7.50%
          New Mortgage Bonds.                                     75 - 84

4.3       Supplemental  Indenture dated as of July
          15, 1999 to Mortgage and Deed of  Trust
          dated November 1, 1943  providing for the
          issuance of $35,615,000 principal amount
          of 5.70% Series U Pollution Control Bonds.              85 - 98

4.4       Supplemental  Indenture dated as of July
          15, 1999 to General Mortgage Indenture and
          Deed of Trust dated as of November 1, 1992
          providing for the issuance of $35,615,000
          principal amount of 5.70% Series U
          Pollution Control Bonds.                                99 - 110

4.5       Supplemental  Indenture dated as of July
          15, 1999 to Mortgage and Deed of Trust
          dated November 1, 1943 providing for the
          issuance of $84,150,000 principal amount
          of 7.40% Series V Pollution Control Bonds.             111 - 124

4.6       Supplemental Indenture dated as of July
          15, 1999 to General Mortgage Indenture and
          Deed of Trust dated as of November 1, 1992
          providing for the issuance of $84,150,000
          principal amount of 7.40% series V
          Pollution Control Bonds.                               125 - 136

10.1      Clinton Nuclear Power Station Asset
          Purchase Agreement by and between Illinois
          Power Company, as Seller, and AmerGen
          Energy Company, L.L.C, as Buyer, dated as
          of June 30, 1999.                                      137 - 241

12.1      Computation of ratio of earnings to fixed
          charges for Illinova Corporation.                            242

12.2      Computation of ratio of earnings to fixed
          charges for Illinois Power Company.                          243

27        Financial Data Schedule UT
          (filed herewith)