Form 10-Q
period 1999-09-30
ILLINOVA CORP
filed 1999-11-15
CIK 914755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Illinova Corporation          Common stock, no par value, 69,939,337
                              shares outstanding at September 30, 1999

Illinois Power Company        Common stock, no par value, 62,892,213
                              shares  outstanding  held by  Illinova
                              Corporation at September 30, 1999

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

               FORM 10-Q FOR THE QUARTER ENDED September 30, 1999
                                      INDEX
                                    PAGE NO.
Part I.  FINANCIAL INFORMATION

   Item 1:  Financial Statements

            Illinova Corporation

                 Consolidated Balance Sheets                         3 - 4
                 Consolidated Statements of Income                       5
                 Consolidated Statements of Comprehensive Income         6
                 Consolidated Statements of Cash Flows                   7

            Illinois Power Company

                 Consolidated Balance Sheets                         8 - 9
                 Consolidated Statements of Income                      10
                 Consolidated Statements of Comprehensive Income        11
                 Consolidated Statements of Cash Flows                  12

            Notes to Consolidated Financial Statements of
                 Illinova Corporation and
                 Illinois Power Company                            13 - 32

   Item 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations for Illinova Corporation
                 and Illinois Power Company                        33 - 54

   Item 3:  Quantitative and Qualitative Disclosures
                 About Market Risk                                 55 - 57

Part II.  OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K                            58

   Signatures                                                      59 - 60

   Exhibit Index                                                        61

                          PART I. FINANCIAL INFORMATION
                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                  1999                   1998
ASSETS                                                                         (Unaudited)             (Audited)
                                                                                     (Millions of Dollars)
Utility Plant
    Electric (includes construction work
          in progress of $183.1 million and
          $177.7 million, respectively)                                         $5,570.8               $ 5,481.8
    Gas (includes construction work
          in progress of $16.6 million and
          $15.3 million, respectively)                                             698.6                   686.9
                                                                                --------               ---------
                                                                                 6,269.4                 6,168.7
Less - Accumulated depreciation                                                  1,781.3                 1,713.7
                                                                                --------               ---------
                                                                                 4,488.1                 4,455.0
Nuclear fuel                                                                         1.4                    20.3
                                                                                --------               ---------
       Total utility plant                                                       4,489.5                 4,475.3
                                                                                --------               ---------
Investments and Other Assets                                                       269.5                   246.9
                                                                                --------               ---------
Current Assets
    Cash and cash equivalents                                                       55.0                   518.1
    Accounts receivable (less allowance
     for doubtful accounts of $5.5 million)
       Service                                                                     136.8                   105.9
       Other                                                                       241.8                   116.1
    Accrued unbilled revenue                                                        77.6                    82.6
    Materials and supplies, at average cost                                         98.0                    90.8
    Assets from commodity price risk
       management activities                                                        17.3                    51.5
    Prepayments and other                                                           45.6                    51.5
                                                                                --------               ---------
       Total current assets                                                        672.1                 1,016.5
                                                                                --------               ---------
Deferred Charges
    Transition period cost recovery                                                778.1                   783.0
    Other                                                                          307.9                   279.6
                                                                                --------               ---------
       Total deferred charges                                                    1,086.0                 1,062.6
                                                                                --------               ---------
                                                                                $6,517.1               $ 6,801.3
                                                                                ========               =========


                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                  1999                    1998
CAPITAL AND LIABILITIES                                                       (Unaudited)              (Audited)
                                                                                     (Millions of Dollars)
Capitalization
    Common stock -
       No par value, 200,000,000 shares authorized;
       75,681,937 shares issued, stated at                                      $1,319.9               $ 1,319.7
    Less - Deferred compensation - ESOP                                              2.5                     6.8
    Retained earnings - accumulated since 1/1/99                                    13.0                       -
    Accumulated other comprehensive income                                           1.2                       -
    Less - Capital stock expense                                                     7.2                     7.3
    Less - 5,742,600 shares of common stock
       in treasury, at cost                                                        138.3                   138.7
                                                                                --------               ---------
          Total common stock equity                                              1,186.1                 1,166.9
    Preferred stock of subsidiary                                                   46.5                    57.1
    Company obligated mandatorily redeemable
       preferred stock of subsidiary                                               193.4                   199.0
    Long-term debt                                                                 175.1                   176.1
    Long-term debt of subsidiary                                                 1,943.5                 2,158.5
                                                                                --------               ---------
          Total capitalization                                                   3,544.6                 3,757.6
                                                                                --------               ---------

Current Liabilities
    Accounts payable                                                               211.8                   256.5
    Notes payable                                                                  387.1                   147.6
    Long-term debt and lease obligations
       of subsidiary maturing within one year                                      236.4                   506.6
    Liabilities from commodity price
       risk management activities                                                   19.0                    99.8
    Other                                                                          336.2                   203.8
                                                                                --------               ---------
          Total current liabilities                                              1,190.5                 1,214.3
                                                                                --------               ---------
Deferred Credits
    Accumulated deferred income taxes                                              989.4                   964.0
    Accumulated deferred investment tax credits                                     38.5                    39.6
    Decommissioning liability                                                      520.2                   567.4
    Other                                                                          233.9                   258.4
                                                                                --------               ---------
          Total deferred credits                                                 1,782.0                 1,829.4
                                                                                --------               ---------
                                                                                $6,517.1               $ 6,801.3
                                                                                ========               =========


                                                        ILLINOVA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                   (See accompanying Notes to Consolidated Financial Statements)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                       1999            1998              1999              1998
                                                                            (Unaudited)
                                                                (Millions of dollars except per share)
Operating Revenues:
     Electric                                        $  385.9        $  392.0          $  917.8        $  973.1
     Electric interchange                               247.7           285.1             397.9           494.1
     Gas                                                 42.7            38.2             211.0           204.6
     Diversified enterprises                            224.5           108.0             401.8           274.2
                                                     --------        --------          --------        --------
         Total                                          900.8           823.3           1,928.5         1,946.0
                                                     --------        --------          --------        --------

Operating Expenses:
     Fuel for electric plants                            77.8            73.4             189.2           183.0
     Power purchased                                    199.1           317.7             297.5           644.2
     Gas purchased for resale                            20.4            15.3             109.9           103.7
     Diversified enterprises                            232.0           115.5             428.0           295.2
     Other operating expenses                           145.5            92.0             336.9           259.7
     Maintenance                                         24.1            41.0              91.5           105.0
     Depreciation & amortization                         43.3            51.0             132.7           152.2
     Amortization of regulatory asset                     1.5               -               9.2               -
     General taxes                                       25.7            27.3              78.5           100.3
                                                     --------        --------          --------        --------
         Total                                          769.4           733.2           1,673.4         1,843.3
                                                     --------        --------          --------        --------
Operating Income                                        131.4            90.1             255.1           102.7
                                                     --------        --------          --------        --------
Other Income and Deductions:
     Miscellaneous-net                                    5.2             1.5              22.4             2.8
     Equity earnings in affiliates                        3.5             2.8               6.9            11.7
                                                     --------        --------          --------        --------
         Total                                            8.7             4.3              29.3            14.5
                                                     --------        --------          --------        --------
Income Before Interest
     Charges and Income Taxes                           140.1            94.4             284.4           117.2
                                                     --------        --------          --------        --------
Interest Charges:
     Interest expense                                    51.6            36.8             141.5           109.3
     Allowance for borrowed funds
         used during construction                        (0.8)           (1.5)             (4.0)           (3.8)
     Preferred dividend
         requirements of subsidiary                       4.7             5.0              14.4            14.9
                                                     --------        --------          --------        --------
         Total                                           55.5            40.3             151.9           120.4
                                                     --------        --------          --------        --------
Income (Loss) Before Income Taxes                        84.6            54.1             132.5            (3.2)
                                                     --------        --------          --------        --------
Income Taxes                                             33.9            27.5              55.9            (5.8)
                                                     --------        --------          --------        --------
Net Income                                               50.7            26.6              76.6             2.6
     Carrying amount over
         consideration paid for redeemed
         preferred stock of subsidiary                    1.0               -               1.5               -
                                                     --------        --------          --------        --------
Net Income Applicable to
     Common Stock                                    $   51.7        $   26.6          $   78.1        $    2.6
                                                     ========        ========          ========        ========
Earnings per common share (basic
     and diluted)                                       $0.74           $0.37             $1.12           $0.04
Cash dividends declared per
     common share                                       $0.31           $0.31             $0.93           $0.93
Cash dividends paid per
     common share                                       $0.31           $0.31             $0.93           $0.93
Weighted average number of
     common shares outstanding
     during period                                 69,927,351      71,713,387        69,922,004      71,709,188



                              ILLINOVA CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          (See accompanying Notes to Consolidated Financial Statements)


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                       1999            1998              1999             1998
                                                                            (Unaudited)
                                                                        (Millions of Dollars)

Net Income Applicable to Common Stock                   $51.7           $26.6             $78.1            $2.6
                                                     --------        --------          --------        --------
Other Comprehensive Income
     Foreign currency translation adjustments               -               -              (0.2)              -
     Unrealized gains (losses) on securities             (0.9)              -               2.4               -
                                                     --------        --------          --------        --------
         Other comprehensive income, before tax          (0.9)              -               2.2               -
     Income taxes on other comprehensive income           0.3               -              (1.0)              -
                                                     --------        --------          --------        --------
     Other comprehensive income, net of tax              (0.6)              -               1.2               -
                                                     --------        --------          --------        --------
Comprehensive Income                                    $51.1           $26.6             $79.3            $2.6
                                                     ========        ========          ========        ========



                                                 ILLINOVA CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (See accompanying Notes to Consolidated Financial Statements)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  1999                   1998
                                                                                         (Unaudited)
                                                                                     (Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $   76.6               $     2.6
     Items not requiring cash, net                                                 203.6                   119.4
     Changes in assets and liabilities                                            (202.6)                   99.3
                                                                                --------               ---------
     Net cash provided by operating activities                                      77.6                   221.3
                                                                                --------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Construction expenditures                                                    (159.1)                 (190.5)
     Other investing activities                                                    (37.5)                  (36.8)
                                                                                --------               ---------
     Net cash used in investing activities                                        (196.6)                 (227.3)
                                                                                --------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on common stock                                                     (64.4)                  (66.7)
     Reissuance of common stock                                                      0.5                     0.7
     Capital lease payment                                                        (121.1)                      -
     Redemptions -
          Short-term debt                                                         (527.7)                 (372.4)
          Long-term debt of subsidiary                                            (596.4)                 (109.2)
          Preferred stock of subsidiary                                            (16.2)                      -
     Issuances -
          Short-term debt                                                          767.1                   213.5
          Long-term debt                                                           250.0                   322.5
     Other financing activities                                                    (35.9)                   (0.5)
                                                                                --------               ---------
     Net cash used in financing activities                                        (344.1)                  (12.1)
                                                                                --------               ---------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (463.1)                  (18.1)

     CASH AND CASH EQUIVALENTS
        AT BEGINNING OF YEAR                                                       518.1                    33.0
                                                                                --------               ---------

     CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                                        $   55.0               $    14.9
                                                                                ========               =========


                                                      ILLINOIS POWER COMPANY
                                                    CONSOLIDATED BALANCE SHEETS
                                   (See accompanying Notes to Consolidated Financial Statements)

                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                  1999                    1998
ASSETS                                                                         (Unaudited)             (Audited)
                                                                                      (Millions of Dollars)
Utility Plant
   Electric (includes construction work
       in progress of $183.1 million and
       $177.7 million, respectively)                                            $5,570.8               $ 5,481.8
   Gas (includes construction work
       in progress of $16.6 million and
       $15.3 million, respectively)                                                698.6                   686.9
                                                                                --------               ---------
                                                                                 6,269.4                 6,168.7
Less - Accumulated depreciation                                                  1,781.3                 1,713.7
                                                                                --------               ---------
                                                                                 4,488.1                 4,455.0
Nuclear fuel                                                                         1.4                    20.3
                                                                                --------               ---------
     Total utility plant                                                         4,489.5                 4,475.3
                                                                                --------               ---------
Investments and Other Assets                                                         2.4                     2.6
                                                                                --------               ---------
Current Assets
   Cash and cash equivalents                                                        34.6                   504.5
   Accounts receivable (less allowance
    for doubtful accounts of $5.5 million)
     Service                                                                       136.8                   105.9
     Other                                                                          75.7                    32.5
   Accrued unbilled revenue                                                         77.6                    82.6
   Materials and supplies, at average cost                                          96.8                    90.4
   Assets from commodity price risk
     management activities                                                           2.7                    26.0
   Prepayments and other                                                            38.1                    42.8
                                                                                --------               ---------
     Total current assets                                                          462.3                   884.7
                                                                                --------               ---------
Deferred Charges
   Transition period cost recovery                                                 778.1                   783.0
   Other                                                                           307.3                   284.2
                                                                                --------               ---------
     Total deferred charges                                                      1,085.4                 1,067.2
                                                                                --------               ---------
                                                                                $6,039.6               $ 6,429.8
                                                                                ========               =========


                             ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                  1999                    1998
CAPITAL AND LIABILITIES                                                       (Unaudited)              (Audited)
                                                                                        (Millions of Dollars)

Capitalization
    Common stock -
      No par value, 100,000,000 shares
      authorized; 75,643,937 shares issued,
      stated at                                                                 $1,382.4               $1,382.4
    Retained earnings - accumulated since 1/1/99                                    49.1                      -
    Accumulated other comprehensive income                                           1.4                      -
    Less - Capital stock expense                                                     7.2                    7.3
    Less - 12,751,724 shares of
      common stock in treasury, at cost                                            286.4                  286.4
                                                                                --------               ---------
           Total common stock equity                                             1,139.3                1,088.7

    Preferred stock                                                                 46.5                   57.1
    Company obligated mandatorily
      redeemable preferred stock                                                   193.4                  199.0
    Long-term debt                                                               1,943.4                2,158.5
                                                                                --------               ---------
           Total capitalization                                                  3,322.6                3,503.3
                                                                                --------               ---------

Current Liabilities
    Accounts payable                                                               188.9                  216.2
    Notes payable                                                                  330.1                  147.6
    Long-term debt and lease obligations
      maturing within one year                                                     236.4                  506.6
    Liabilities from commodity price
      risk management activities                                                     2.3                   61.6
    Other                                                                          168.3                  150.5
                                                                                --------               ---------
           Total current liabilities                                               926.0                1,082.5
                                                                                --------               ---------
Deferred Credits
    Accumulated deferred income taxes                                              998.5                  978.7
    Accumulated deferred investment tax credits                                     38.5                   39.6
    Decommissioning liability                                                      520.2                  567.4
    Other                                                                          233.8                  258.3
                                                                                --------               ---------
           Total deferred credits                                                1,791.0                1,844.0
                                                                                --------               ---------
                                                                                $6,039.6               $6,429.8
                                                                                ========               =========



                                                       ILLINOIS POWER COMPANY
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                   (See accompanying Notes to Consolidated Financial Statements)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                        1999          1998              1999            1998
                                                                            (Unaudited)
                                                                       (Millions of dollars)
Operating Revenues:
      Electric                                         $385.9        $392.0            $ 917.8         $ 973.1
      Electric interchange                              247.7         285.1              397.9           494.1
      Gas                                                42.7          38.2              211.0           204.6
                                                       ------        ------            -------         -------
           Total                                        676.3         715.3            1,526.7         1,671.8
                                                       ------        ------            -------         -------
Operating Expenses and Taxes:
      Fuel for electric plants                           77.8          73.4              189.2           183.0
      Power purchased                                   199.1         317.7              297.5           644.2
      Gas purchased for resale                           20.4          15.3              109.9           103.7
      Other operating expenses                          145.5          92.0              336.9           259.7
      Maintenance                                        24.1          41.0               91.5           105.0
      Depreciation & amortization                        43.3          51.0              132.7           152.2
      Amortization of regulatory asset                    1.5             -                9.2               -
      General taxes                                      25.7          27.3               78.5           100.3
      Income taxes                                       45.8          31.1               82.5             5.2
                                                       ------        ------            -------         -------
          Total                                         583.2         648.8            1,327.9         1,553.3
                                                       ------        ------            -------         -------
Operating Income                                         93.1          66.5              198.8           118.5
                                                       ------        ------            -------         -------
Other Income and Deductions, Net                         14.1           1.5               31.9             4.4
                                                       ------        ------            -------         -------
Income Before Interest Charges                          107.2          68.0              230.7           122.9
                                                       ------        ------            -------         -------
Interest Charges and Other:
      Interest expense                                   48.2          34.1              131.9           101.5
      Allowance for borrowed funds
          used during construction                       (0.8)         (1.5)              (4.0)           (3.8)
                                                       ------        ------            -------         -------
          Total                                          47.4          32.6              127.9            97.7
                                                       ------        ------            -------         -------
Net Income                                               59.8          35.4              102.8            25.2
      Less - Preferred dividend
          requirements                                    4.7           5.0               14.4            14.9
      Plus - Carrying amount over
          consideration paid for
          redeemed preferred stock                        1.0             -                1.5               -
                                                       ------        ------            -------         -------
Net Income Applicable to
      Common Stock                                      $56.1         $30.4              $89.9           $10.3
                                                       ======        ======            =======         =======


                             ILLINOIS POWER COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          (See accompanying Notes to Consolidated Financial Statements)


                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                         1999          1998               1999            1998
                                                                            (Unaudited)
                                                                       (Millions of Dollars)

Net Income Applicable to Common Stock                   $56.1         $30.4              $89.9           $10.3
                                                        -----         -----              -----           -----

Other Comprehensive Income
     Unrealized gains (losses) on securities             (0.7)            -                2.4               -
     Income taxes on other comprehensive income           0.2             -               (1.0)              -
                                                        -----         -----              -----           -----
     Other comprehensive income, net of tax              (0.5)            -                1.4               -
                                                        -----         -----              -----           -----
Comprehensive Income                                    $55.6         $30.4              $91.3           $10.3
                                                        =====         =====              =====           =====


                                                ILLINOIS POWER COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (See accompanying Notes to Consolidated Financial Statements)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  1999                    1998
                                                                                           (Unaudited)
                                                                                     (Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $  102.8               $    25.2
     Items not requiring cash, net                                                 199.0                   127.9
     Changes in assets and liabilities                                            (213.7)                  107.7
                                                                                --------               ---------
     Net cash provided by operating activities                                      88.1                   260.8
                                                                                --------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Construction expenditures                                                    (159.1)                 (190.5)
     Other investing activities                                                     (6.8)                    2.0
                                                                                --------               ---------
     Net cash used in investing activities                                        (165.9)                 (188.5)
                                                                                --------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on preferred and common stock                                       (54.8)                  (80.0)
     Repurchase of common stock                                                        -                   (29.4)
     Capital lease repurchase                                                     (121.1)                      -
     Redemptions -
          Short-term debt                                                         (459.7)                 (325.0)
          Long-term debt                                                          (596.4)                 (109.2)
          Preferred stock                                                          (16.2)                      -
     Issuances -
          Short-term debt                                                          642.1                   204.6
          Long-term debt                                                           250.0                   252.5
     Other financing activities                                                    (36.0)                   (0.7)
                                                                                --------               ---------
     Net cash used in financing activities                                        (392.1)                  (87.2)
                                                                                --------               ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (469.9)                  (14.9)
CASH AND CASH EQUIVALENTS
        AT BEGINNING OF YEAR                                                       504.5                    17.8
                                                                                --------               ---------
CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                                        $   34.6               $     2.9
                                                                                ========               =========

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

        In the opinion of Illinova, the accompanying unaudited September 30, 1999, and audited December 31, 1998, consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1999, and December 31, 1998, the Consolidated Statements of Income for the three and nine months ended September 30, 1999 and 1998, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998. In addition, it is Illinova's and IP's opinion that the accompanying unaudited September 30, 1999, and audited December 31, 1998, consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1999, and December 31, 1998, the Consolidated Statements of Income for the three and nine months ended September 30, 1999 and 1998, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

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

         Under P.A. 90-561, customers with demand greater than 4 MW at a single site and customers with at least 10 sites which aggregate at least 9.5 MW in total demand will be free to choose their electric generation suppliers ("direct access") starting October 1999. Direct access for the remaining non-residential customers will occur in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all at regulated rates. Rates for delivery services for non-residential customers were established in 1999, in proceedings mandated by P.A.
90-561.

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

     In December 1998, Illinova's and IP's Boards of Directors decided to exit the nuclear business through sale or shutdown of Clinton Power Station (Clinton). FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less costs to sell. Consequently, IP wrote off the book value of Clinton and accrued Clinton-related exit costs, which resulted in a $1,372.2 million loss, net of income taxes, and an accumulated deficit in Illinova's consolidated retained earnings balance of $1,419.5 million.

     Illinova's and IP's Boards of Directors also chose in December 1998 to effect a quasi-reorganization. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. The Company's assets and liabilities are restated to their fair values. The net amount of these adjustments is added to or deducted from the deficit. The remaining deficit in retained earnings was then eliminated by a transfer from paid-in capital, giving the Company a "fresh start" with a zero balance in retained earnings. The quasi-reorganization eliminated Illinova's consolidated accumulated deficit in retained earnings of $1,419.5 million.

         IP recognized the impairment of Clinton-related assets and accrued exit-related costs in December 1998, based on expected plant closure as of August 31, 1999. As of September 30, 1999 the Company continued to present the financial statements based on eventual plant closure even though the Company is currently pursuing regulatory approvals that would permit the sale of Clinton. If such approvals are received in the fourth quarter of 1999, IP will adjust its accruals for exit-related costs in accordance with the terms of the sale. The estimated effect of adjusting the accruals for exit-related costs is approximately a $300 million decrease. Reduction of exit-related accruals will not immediately impact earnings. The decrease in the accruals will result in a decrease in the book value of IP's fossil generation assets, which were written up to fair value in conjunction with the December 1998 quasi-reorganization. The write-up occurred coincident with the establishment of such exit-related accruals. The approximate $300 million decrease in the book value of IP's fossil generation assets will result in an estimated annual decrease in depreciation of the fair value adjustment of $9.5 million. A current effect of presenting the financial statements under a plant closure scenario is that a portion of the decommissioning liability is reclassified to current liabilities. This current amount represents the decommissioning expenditures expected to be incurred within the next 12 months should the pending sale of Clinton not occur. As of September 30, 1999, $68.9 million of decommissioning liability was included as other current liabilities.

         Implementation of a quasi-reorganization required the adoption of any accounting standards that had not yet been adopted because their required implementation date had not occurred. All applicable accounting standards were adopted as of December 1998. The standards adopted included FAS 133, "Accounting for Derivative Instruments and Hedging Activities," SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP

98-5, "Reporting on the Costs of Start-Up Activities." EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," was adopted according to its December 1998 implementation rules.

        Illinova and IP recognized other comprehensive income for the nine months ended September 30, 1999, as required by FAS 130, "Reporting Comprehensive Income." FAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Illinova and IP have adopted the two-statement approach, as provided for by FAS 130 and present a separate statement of comprehensive income in addition to the income statement. Items included in Illinova's other comprehensive income for the three and nine months ended September 30, 1999, include unrealized gains on securities, foreign currency translations, and related income taxes. IP's other comprehensive income for the three and nine months ended September 30, 1999, comprised unrealized gains on securities held in IP's nuclear decommissioning trust and related income taxes. There were no items reported as other comprehensive income in 1998.


MANUFACTURED GAS PLANT SITES

        IP has recorded an estimated liability for Manufactured Gas Plant (MGP) site remediation of $58.5 million. This amount represents IP's current estimate of the costs it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites.

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


DIVERSIFIED BUSINESS ACTIVITIES

        For  more  information,   see  "Diversified   Business   Activities"  of
"Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 35 of this report.


TREASURY STOCK

        Through September 30, 1999, IP has purchased a total of 12,751,724 shares of its common stock from Illinova, all of which are held as treasury stock and deducted from common equity at the cost of the shares purchased. No shares of IP common stock were purchased during the first nine months of 1999. In October 1998, the Illinova Board approved the repurchase of up to 12 million shares of Illinova common stock over the next six to twelve months in conjunction with IP's issuance of securitized debt. The total amount of shares that have been repurchased is 1.8 million shares. No additional repurchases are planned at present. For more information, see "Liquidity and Capital Resources" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 35 of this report.

        As part of the contemplated merger with Dynegy, on June 13, 1999, Illinova entered into a forward purchase agreement allowing purchases on the open market of up to 6.64 million shares of Illinova common stock over the next two years. No shares were purchased under this agreement, and it has been terminated.

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

        As of December 31, 1998, Illinova and its subsidiaries adopted EITF 98-10. For more information regarding Illinova's adoption of new accounting pronouncements, see Accounting Matters in this section on page 15 of this report. At September 30, 1999, IP's and IEP's derivative assets and liabilities were recorded in the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. IP and IEP record realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income.

        The notional quantities and average terms of commodity instruments held for trading purposes at September 30, 1999, are presented below:


                        Volume-Fixed        Volume-Fixed          Average
                         Price Payor       Price Receiver           Term
Electricity
   IP                         600 MW             850 MW            1 year
   IEP                      6,135 MW           5,971 MW            1 year
Gas
   IEP (in thousands)       2,990 MMBtu        2,990 MMBtu         1 year

        All notional amounts reflect the volume of transactions but do not represent the dollar amounts or actual megawatts exchanged by the parties to the contracts. Accordingly, notional amounts do not accurately measure Illinova's exposure to market or credit risk.

        The estimated fair value of commodity instruments held for trading purposes at September 30, 1999, are presented below:

                                            Fair Value          Fair Value
      (Millions of dollars)                   Assets            Liabilities

Electricity
   IP                                          $ 2.2              $  .9
   IEP                                          12.7               15.4
                                                ----               ----
                                                14.9               16.3

Gas
   IEP                                           1.8                1.3
                                                 ---                ---
                                               $16.7              $17.6

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

        Periodically, IP has used interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of September 30, 1999, there were no interest rate derivatives outstanding.

        In order to hedge expected purchases of emission allowances, IP has entered into swap agreements and written put options with other utilities to mitigate the risk from market fluctuations in the price of the allowances. At September 30, 1999, the notional amount of two emission allowance swaps was 126,925 units, with a recorded liability of $18.7 million, based on fair value at delivery date. The maximum maturity of the swap agreements is 10 years. These swap agreements do not fall under the scope of FAS 133.

        As of December 31, 1998, Illinova and its subsidiaries adopted FAS 133. IP's derivative assets and liabilities are currently recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. Hedge accounting was not applied. In the future, if hedge accounting is applied, unrealized gains and losses will be shown as a component of Comprehensive Income in the equity section of the Consolidated Balance Sheets. IP records realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income. As of September 30, 1999, all non-trading derivative instruments were accounted for using mark-to-market accounting.

        The notional quantities and the average term of energy derivative commodity instruments held for other than trading purposes at September 30, 1999, follows:

                             Volume-Fixed       Volume-Fixed       Average
                             Price Payor       Price Receiver        Term
Electricity
   IP                           150 MW             700 MW            1 year

        In addition to the fixed-price notional volumes above, IP recorded a $25 million liability in 1998 for three "commodity for commodity" energy swap agreements totaling 3,800 MW which are not considered derivatives as defined by FAS 133. As of September 30, 1999, the swap liability decreased to $18.4 million. The decrease in the liability is due to IP commencing repayment of one energy swap in January 1999, and a second swap was repaid in July and August. As part of the second swap, IP delivered an additional 200 MW to be returned to IP in 2000. This resulted in a receivable of $8.8 million.

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

        The estimated fair values of energy derivative commodity instruments, held for non-trading purposes at September 30, 1999, are presented below:

                                      Fair Value              Fair Value
     (Millions of dollars)              Assets                Liabilities

Electricity
   IP                                    $0.6                    $1.4

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


SUBSEQUENT EVENTS

     FOSSIL ASSET TRANSFER

     Effective October 1, 1999, IP's fossil generating assets were transferred to Illinois Power Marketing, Inc. (IPMI).

     Approximately $2.8 billion of assets and liabilities were transferred from IP to Illinova in exchange for a note receivable. The note receivable from Illinova to IP, in the amount of approximately $2.7 billion, matures September 30, 2009, and bears interest at a rate of 7.5% per annum, payable semiannually on the first day of October and April each year. Illinova then transferred these assets to IPMI as an equity investment. IP has entered into a power purchase agreement with IPMI that is similar to a requirements contract. IP will meet its native load energy requirements first from Clinton output and the remainder from IPMI. IP must purchase a minimum of 55% of tier 1 capacity annually, with at least 40% of the tier 1 capacity being purchased monthly. Monthly tier 1 capacity ranges from 3,812 MW to 3,907 MW throughout the year. The effects of these intercompany transactions are eliminated during the consolidation process, making the net effect of these transactions zero.


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


Illinova Corporation
Three Months Ended September 30, 1999                    (Millions of Dollars)

                                                              Illinova
                                   Customer  Wholesale         Energy   Illinova  Other  Consoli-
                                   Service    Energy  Nuclear Partners  Generating        dated
199
Revenues from external customers    $427.1     $234.6   $14.6   $    -      $   -  $  -  $ 676.3
Diversified enterprise revenue           -          -       -    205.2       18.9   0.4    224.5
Intersegment revenue (1)                 -       97.9    61.3        -          -     -    159.2
                                     -----------------------------------------------------------
   Total Revenue                     427.1      332.5    75.9    205.2       18.9   0.4  1,060.0
Depreciation and amortization
   expense                            17.3       25.7     1.8        -          -     -     44.8
Other operating expenses (1)         250.6      286.5   110.1    208.4       20.7   7.5    883.8
                                     -----------------------------------------------------------
   Operating income (loss)           159.2       20.3   (36.0)    (3.2)      (1.8)  (7.1)  131.4
Interest expense                      22.3       24.2     1.8        -          -    3.3    51.6
AFUDC                                 (0.2)      (0.6)      -        -          -      -    (0.8)
                                     -----------------------------------------------------------
   Income (loss) before taxes        137.1       (3.3)  (37.8)    (3.2)      (1.8) (10.4)   80.6
Income tax expense (benefit)          53.6       (3.2)  (14.2)    (1.0)      (0.5)  (0.8)   33.9
Miscellaneous - net                    0.2        1.8    (1.0)       -       (0.2)  (0.8)      -
Equity earnings in affiliates            -          -       -     (0.6)      (2.9)     -    (3.5)
Interest revenue                         -          -    (0.9)       -          -   (4.3)   (5.2)
                                     -----------------------------------------------------------
   Net income (loss) after taxes      83.3       (1.9)  (21.7)    (1.6)       1.8   (4.5)   55.4
Preferred dividend requirement and
   carrying amount over (under)
   consideration paid for redeemed
   preferred stock                     2.6        2.8    (0.7)       -          -   (1.0)    3.7
                                      ----------------------------------------------------------
Net income (loss) applicable
   to common stock                   $80.7      $(4.7) $(21.0)   $(1.6)      $1.8  $(3.5)  $51.7
------------------------------------------------------------------------------------------------
Other information -
   Total assets (2)               $2,716.7   $3,092.1  $182.8   $168.2     $259.1  $98.2 $6,517.1
   Subsidiary's investment in
      equity method investees            -          -       -     10.2      212.1      -   222.3
   Total expenditures for additions
      to long-lived assets            28.7      (21.4)      -        -          -    2.2     9.5
------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (3)          $95.7      $11.3  $(20.1)   $(1.6)      $1.8  $(2.6)  $84.5
   Cash flow (4)                     10.9       19.3    (4.8)     2.2        1.9   44.4    73.9
-----------------------------------------------------------------------------------------------
   Return on net invested capital(5)  N/A        N/A     N/A      N/A        N/A    N/A     N/A

(1)Intersegment revenue priced at 2.9 cents per kwh delivered. Intersegment expense is reflected in other operating expenses for Customer Service.
(2)  Primary assets for Nuclear include decommissioning assets and nuclear fuel.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirements.
(4)  Cash flow before financing activities and strategic activities.
(5)  Return on net invested capital is no longer a corporate measure in 1999.


Illinova Corporation
Three Months Ended September 30, 1998                    (Millions of Dollars)

                                                       Illinova
                                   Customer  Wholesale         Energy   Illinova  Other  Consoli-
                                   Service    Energy  Nuclear Partners  Generating        dated
1998
Revenues from external customers    $428.4     $285.1    $1.8   $    -      $  -   $  -   $715.3
Diversified enterprise revenue           -          -       -    104.3        1.8   1.9    108.0
Intersegment revenue (1)                 -      141.4    (0.6)       -          -     -    140.8
                                     ------------------------------------------------------------
   Total Revenue                     428.4      426.5     1.2    104.3        1.8   1.9    964.1
Depreciation and amortization
   expense                            17.1        7.7    24.8        -          -   1.4     51.0
Other operating expenses (1)         225.6      392.4    93.1    108.2        3.9  (0.2)   823.0
                                     ------------------------------------------------------------
   Operating income (loss)           185.7       26.4  (116.7)    (3.9)      (2.1)  0.7     90.1
Interest expense                      14.0        3.7    16.5        -          -   2.6     36.8
AFUDC                                 (0.2)      (0.5)   (0.7)       -          -  (0.1)    (1.5)
                                     ------------------------------------------------------------
   Income (loss) before taxes        171.9       23.2  (132.5)    (3.9)      (2.1) (1.8)    54.8
Income tax expense (benefit)          71.0        9.1   (56.8)    (1.2)      (0.3)  5.7     27.5
Miscellaneous - net                    0.1       (1.4)    0.1        -       (0.2)  0.6     (0.8)
Equity earnings in affiliates            -          -       -     (0.8)      (2.0)     -    (2.8)
Interest revenue                         -          -       -        -          -   (0.7)   (0.7)
                                     ------------------------------------------------------------
   Net income (loss) after taxes     100.8       15.5  (75.8)    (1.9)        0.4  (7.4)    31.6
Preferred dividend requirement         1.9        0.5    2.6        -          -      -      5.0
                                      ----------------------------------------------------------
Net income (loss) applicable
   to common stock                   $98.9     $ 15.0 $(78.4)   $(1.9)       $0.4 $(7.4)  $ 26.6
------------------------------------------------------------------------------------------------
Other information -
   Total assets (2)               $1,834.9     $722.9 $2,756.1   $60.0     $206.0 $ 91.3 $5,671.2
   Subsidiary's investment in
      equity method investees            -          -        -    10.0      177.2      -   187.2
   Total expenditures for additions
      to long-lived assets            29.5       32.0    13.9        -          -    1.6    77.0
------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (3)          $107.8     $ 16.3  $(66.5)   $(1.9)     $0.4   $(5.9)  $50.2
   Cash flow (4)                      48.9      (71.4)  (80.1)    (2.2)      1.5    14.1   (89.2)
------------------------------------------------------------------------------------------------
Return on net invested capital (5)    8.4%       3.6%     N/A      N/A       0.2%    N/A     1.4%

(1) Intersegment revenue priced at 2.5 cents per kwh delivered. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price.
(2) Primary assets for Nuclear include plant, decommissioning assets, and nuclear fuel.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirements.
(4)  Cash flow before financing activities and strategic activities.
(5) Return on net invested capital calculated as contribution margin divided by net invested capital.

ILLINOVA GEOGRAPHIC INFORMATION

(Millions of dollars)
--------------------------------------------------------------------------------
Third Quarter                            1999        1998
--------------------------------------------------------------------------------
Revenues: (1)
     United States                      $897.2      $822.1
     Foreign countries (Seven)             3.6         1.2
                                        ------      ------
                                        $900.8      $823.3
                                        ======      ======


(Millions of dollars)
--------------------------------------------------------------------------------
September 30,                              1999        1998
--------------------------------------------------------------------------------
Long-lived assets: (2)
     United States                       $4,539.4    $4,632.4
     Foreign countries (Nine)               181.1       136.4
                                         --------    --------
                                         $4,720.5    $4,768.8
                                         ========    ========

(1)  Revenues  are  attributed  to  geographic  regions  based  on  location  of customer.
(2)  Long-lived   assets   include   plant,   equipment,   and   investments  in
     subsidiaries.


Illinova Corporation
Nine Months Ended September 30, 1999                   (Millions of Dollars)

                                                              Illinova
                                   Customer  Wholesale         Energy   Illinova  Other  Consoli-
                                   Service    Energy  Nuclear Partners  Generating        dated
1999
Revenues from external customers  $1,124.6     $380.5    $21.6  $    -      $   -  $  - $1,526.7
Diversified enterprise revenue           -          -        -   329.0       71.3   1.5    401.8
Intersegment revenue (1)                 -      352.7     97.8       -          -     -    450.5
                                     -----------------------------------------------------------
   Total Revenue                   1,124.6      733.2    119.4   329.0       71.3   1.5  2,379.0
Depreciation and amortization
   expense                            59.5       77.0     5.4        -          -     -    141.9
Other operating expenses (1)         735.7      548.4   259.1    338.4       77.1  23.3  1,982.0
                                     -----------------------------------------------------------
   Operating income (loss)           329.4      107.8  (145.1)    (9.4)      (5.8) (21.8)  255.1
Interest expense                      60.9       65.2     5.8        -          -    9.6   141.5
AFUDC                                 (1.0)      (3.0)      -        -          -      -    (4.0)
                                     -----------------------------------------------------------
   Income (loss) before taxes        269.5       45.6  (150.9)    (9.4)      (5.8) (31.4)  117.6
Income tax expense (benefit)         104.2       14.8   (57.4)    (2.8)       0.7   (3.6)   55.9
Miscellaneous - net                    0.4          -    (3.1)       -       (6.9)  (3.0)  (12.6)
Equity earnings in affiliates            -          -       -     (2.2)      (4.7)     -    (6.9)
Interest revenue                         -          -    (2.8)       -          -   (7.0)   (9.8)
                                     -----------------------------------------------------------
   Net income (loss) after taxes     164.9       30.8   (87.6)    (4.4)       5.1  (17.8)   91.0
Preferred dividend requirement and
   carrying amount over/(under)
   consideration paid for redeemed
   preferred stock                     8.1        8.6    (2.3)       -          -   (1.5)   12.9
                                      ----------------------------------------------------------
Net income (loss) applicable
   to common stock                  $156.8      $22.2  $(85.3)   $(4.4)      $5.1 $(16.3)  $78.1
------------------------------------------------------------------------------------------------
Other information -
   Total assets (2)               $2,716.7   $3,092.1  $182.8   $168.2     $259.1  $98.2 $6,517.1
   Subsidiary's investment in
      equity method investees            -          -       -     10.2      212.1      -   222.3
   Total expenditures for additions
      to long-lived assets            78.8       79.1       -        -          -    5.2   163.1
------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (3)          $198.2      $65.1  $(83.5)   $(4.4)      $5.1 $(12.1) $168.4
   Cash flow (4)                      71.1     (119.5) (137.5)    (2.4)      23.4  131.7   (33.2)
------------------------------------------------------------------------------------------------
   Return on net invested capital (5)  N/A        N/A     N/A      N/A        N/A    N/A     N/A

(1) Intersegment revenue priced at 2.9 cents per kwh delivered for 1999. Intersegment expense is reflected in other operating expenses for Customer Service.
(2) Primary assets for Nuclear include decommissioning assets, shared general and intangible plant and nuclear fuel.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirements.
(4)  Cash flow before financing activities and strategic investments.
(5)  Return on net invested capital is no longer a corporate measure in 1999.


Illinova Corporation
Nine Months Ended September 30, 1998                       (Millions of Dollars)

                                                              Illinova
                                   Customer  Wholesale         Energy   Illinova  Other  Consoli-
                                   Service    Energy  Nuclear Partners  Generating        dated
1998
Revenues from external customers  $1,172.9     $494.1    $4.8    $   -      $  -   $  - $1,671.8
Diversified enterprise revenue           -          -       -    265.6        5.2   3.4    274.2
Intersegment revenue (1)                 -      373.4    (1.8)       -          -     -    371.6
                                     ------------------------------------------------------------
   Total Revenue                   1,172.9      867.5     3.0    265.6       5.2    3.4  2,317.6
Depreciation and amortization
   expense                            50.9       22.6    74.3        -          -   4.4    152.2
Other operating expenses (1)         679.9      828.0   261.5    276.3       12.8   4.2  2,062.7
                                     ------------------------------------------------------------
   Operating income (loss)           442.1       16.9  (332.8)   (10.7)      (7.6)  (5.2)  102.7
Interest expense                      40.5       12.3    48.8        -          -    7.7   109.3
AFUDC                                 (0.8)      (1.2)   (1.6)       -          -   (0.2)   (3.8)
                                     ------------------------------------------------------------
   Income (loss) before taxes        402.4        5.8  (380.0)   (10.7)      (7.6) (12.7)   (2.8)
Income tax expense (benefit)         165.4       (0.9) (163.0)    (2.9)      (1.6)  (2.8)   (5.8)
Miscellaneous - net                    0.4       (0.8)    0.1     (0.1)      (0.4)   0.1    (0.7)
Equity earnings in affiliates            -          -       -     (3.2)      (8.5)     -   (11.7)
Interest revenue                         -          -       -        -          -   (2.1)   (2.1)
                                     ------------------------------------------------------------
   Net income (loss) after taxes     236.6        7.5  (217.1)    (4.5)       2.9   (7.9)   17.5
Preferred dividend requirement         5.4        1.8     7.6        -          -    0.1    14.9
                                      ----------------------------------------------------------
Net income (loss) applicable
   to common stock                  $231.2      $ 5.7 $(224.7)  $(4.5)      $2.9  $(8.0)   $ 2.6
------------------------------------------------------------------------------------------------
Other information -
   Total assets (2)               $1,834.9     $722.9 $2,756.1  $60.0     $206.0  $91.3 $5,671.2
   Subsidiary's investment in
      equity method investees            -          -       -    10.0      177.2      -    187.2
   Total expenditures for additions
      to long-lived assets            90.4       59.4    40.1       -          -    4.4    194.3
------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (3)          $256.8     $10.8  $(189.1)   $(4.5)     $2.9   $(3.7)  $73.2
   Cash flow (4)                     175.8      49.8   (232.1)     1.3       4.5    33.2    32.5
------------------------------------------------------------------------------------------------
Return on net invested capital (5)   19.9%      2.4%      N/A      N/A      1.5%    N/A     2.0%

(1) Intersegment revenue priced at 2.5 cents per kwh delivered. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price.
(2) Primary assets for Nuclear include plant, decommissioning assets, and nuclear fuel.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirements.
(4)  Cash flow before financing activities and strategic activities.
(5) Return on net invested capital calculated as contribution margin divided by net invested capital.

ILLINOVA GEOGRAPHIC INFORMATION

(Millions of dollars)
--------------------------------------------------------------------------------
Year-To-Date September 30,               1999        1998
--------------------------------------------------------------------------------
Revenues: (1)
     United States                     $1,916.3     $1,942.7
     Foreign countries (Seven)             12.2          3.3
                                       --------     --------
                                       $1,928.5     $1,946.0
                                       ========     ========


(Millions of dollars)
--------------------------------------------------------------------------------
September 30,                              1999        1998
--------------------------------------------------------------------------------
Long-lived assets: (2)
     United States                       $4,539.4    $4,632.4
     Foreign countries (Nine)               181.1       136.4
                                         --------    --------
                                         $4,720.5    $4,768.8
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


Illinois Power
Three Months Ended September 30, 1999                                                           (Millions of Dollars)

                                                              Customer       Wholesale                                   Total
1999                                                           Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $427.1          $234.6        $14.6           $ -         $676.3
Intersegment revenue (1)                                            -            97.9         61.3             -          159.2
                                                       -------------------------------------------------------------------------
  Total Revenue                                                 427.1           332.5         75.9             -          835.5
Depreciation and amortization
  expense                                                        17.3            25.7          1.8             -           44.8
Other operating expenses (1)                                    250.6           286.5        110.1           4.7          651.9
                                                       -------------------------------------------------------------------------
  Operating income (loss)                                       159.2            20.3       (36.0)         (4.7)          138.8
Interest expense                                                 22.3            24.2          1.8         (0.1)           48.2
AFUDC                                                           (0.2)           (0.6)            -             -          (0.8)
                                                       -------------------------------------------------------------------------
  Income (loss) before taxes                                    137.1           (3.3)       (37.8)         (4.6)           91.4
Income tax expense (benefit)                                     53.6           (3.2)       (14.2)           1.0           37.2
Miscellaneous-net                                                 0.2             1.8        (1.0)         (0.4)            0.6
Interest revenue                                                    -               -        (0.9)         (5.3)          (6.2)
                                                       -------------------------------------------------------------------------
  Net income (loss) after taxes                                  83.3           (1.9)       (21.7)           0.1           59.8
Preferred dividend requirement and
  carrying amount over/(under)  consideration
  paid for redeemed preferred stock                               2.6             2.8        (0.7)         (1.0)            3.7
                                                       -------------------------------------------------------------------------
Net income (loss) applicable to
  common stock                                                 $ 80.7          $(4.7)     $ (21.0)         $ 1.1         $ 56.1
--------------------------------------------------------------------------------------------------------------------------------
Other information -

  Total assets (2)                                           $2,716.7        $3,092.1       $182.8        $ 48.0       $6,039.6
  Total expenditures for additions
    to long-lived assets                                         28.7          (21.4)            -           2.2            9.5
--------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (3)                                      $ 95.7          $ 11.3     $ (20.1)           $ -          $86.9
  Cash flow (4)                                                  10.9            19.3        (4.8)          54.6           80.0
  Return on net invested capital (5)                              N/A             N/A          N/A           N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------


(1) Intersegment revenue priced at 2.9 cents per kwh delivered for 1999. Intersegment expense is reflected in other operating expenses for Customer Service.
(2) Primary assets for Nuclear include decommissioning assets, shared general and intangible plant and nuclear fuel.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirements.
(4)  Cash flow before financing activities and strategic activities.
(5)  Return on net invested capital is no longer a corporate measure in 1999.


Illinois Power
Three Months Ended September 30, 1998                                                         (Millions of Dollars)

                                                          Customer       Wholesale                                   Total
1998                                                      Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $428.4         $ 285.1        $ 1.8           $ -         $715.3
Intersegment revenue (1)                                            -           141.4        (0.6)             -          140.8
                                                       -------------------------------------------------------------------------
  Total Revenue                                                 428.4           426.5          1.2             -          856.1
Depreciation and amortization
  expense                                                        17.1             7.7         24.8           1.4           51.0
Other operating expenses (1)                                    225.6           392.4         93.1         (3.6)          707.5
                                                       -------------------------------------------------------------------------
  Operating income (loss)                                       185.7            26.4      (116.7)           2.2           97.6
Interest expense                                                 14.0             3.7         16.5         (0.1)           34.1
AFUDC                                                           (0.2)           (0.5)        (0.7)         (0.1)          (1.5)
                                                       -------------------------------------------------------------------------
  Income (loss) before taxes                                    171.9            23.2      (132.5)           2.4           65.0
Income tax expense (benefit)                                     71.0             9.1       (56.8)           7.2           30.5
Miscellaneous-net                                                 0.1           (1.4)          0.1         (0.3)          (1.5)
Interest revenue                                                    -               -            -           0.6            0.6
                                                       -------------------------------------------------------------------------
  Net income (loss) after taxes                                 100.8            15.5       (75.8)         (5.1)           35.4
Preferred dividend requirement                                    1.9             0.5          2.6             -            5.0
                                                       -------------------------------------------------------------------------
Net income (loss) applicable to
  common stock                                                 $ 98.9           $15.0     $ (78.4)       $ (5.1)         $ 30.4
--------------------------------------------------------------------------------------------------------------------------------
Other information -

  Total assets (2)                                           $1,834.9         $ 722.9     $2,756.1        $ 32.3       $5,346.2
  Total expenditures for additions
    to long-lived assets                                         29.5            32.0         13.9           1.6           77.0
--------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (3)                                      $107.8           $16.3     $ (66.5)        $(5.0)         $ 52.6
  Cash flow (4)                                                  48.9          (71.4)       (80.1)          68.8         (33.8)
  Return on net invested capital (5)                             8.4%            3.6%          N/A           N/A           1.4%
--------------------------------------------------------------------------------------------------------------------------------


(1) Intersegment revenue priced at 2.5 cents per kwh delivered for 1998. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price for 1998.
(2) Primary assets for Nuclear include plant, decommissioning assets, and nuclear fuel.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirements.
(4)  Cash flow before financing activities and strategic activities.
(5) Return on net invested capital calculated as contribution margin divided by net invested capital.

ILLINOIS POWER GEOGRAPHIC INFORMATION

(Millions of dollars)
--------------------------------------------------------------------------------
Third Quarter                             1999        1998
--------------------------------------------------------------------------------
Revenues: (1)
     United States                       $676.3       $715.3
                                         ======       ======

(Millions of dollars)
--------------------------------------------------------------------------------
September 30,                               1999        1998
--------------------------------------------------------------------------------
Long-lived assets: (2)
     United States                       $4,473.6    $4,578.9
                                         ========    ========

(1)  Revenues  are  attributed  to  geographic  regions  based  on  location  of customer.
(2)  Long-lived   assets   include   plant,   equipment,   and   investments  in
     subsidiaries.


Illinois Power
Nine Months Ended September 30, 1999                                                              (Millions of Dollars)

                                                          Customer       Wholesale                                   Total
1999                                                      Service         Energy        Nuclear        Other        Company
Revenues from external customers                             $1,124.6         $ 380.5       $ 21.6           $ -       $1,526.7
Intersegment revenue (1)                                            -           352.7         97.8             -          450.5
                                                       -------------------------------------------------------------------------
  Total Revenue                                               1,124.6           733.2        119.4             -        1,977.2
Depreciation and amortization
  expense                                                        59.5            77.0          5.4             -          141.9
Other operating expenses (1)                                    735.7           548.4        259.1          10.9        1,554.1
                                                       -------------------------------------------------------------------------
  Operating income (loss)                                       329.4           107.8      (145.1)        (10.9)          281.2
Interest expense                                                 60.9            65.2          5.8             -          131.9
AFUDC                                                           (1.0)           (3.0)            -             -          (4.0)
                                                       -------------------------------------------------------------------------
  Income (loss) before taxes                                    269.5            45.6      (150.9)        (10.9)          153.3
Income tax expense (benefit)                                    104.2            14.8       (57.4)           3.4           65.0
Miscellaneous-net                                                 0.4               -        (3.1)         (0.7)          (3.4)
Interest revenue                                                    -               -        (2.8)         (8.3)         (11.1)
                                                       -------------------------------------------------------------------------
  Net income (loss) after taxes                                 164.9            30.8       (87.6)         (5.3)          102.8
Preferred dividend requirement and
  carrying amount over (under)
  consideration paid for
  redeemed preferred stock                                        8.1             8.6        (2.3)         (1.5)           12.9
                                                       -------------------------------------------------------------------------
Net income (loss) applicable to
  common stock                                                 $156.8          $ 22.2     $ (85.3)       $ (3.8)         $ 89.9
--------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets (2)                                           $2,716.7        $3,092.1       $182.8        $ 48.0       $6,039.6
  Total expenditures for additions
    to long-lived assets                                         78.8            79.1            -           5.2          163.1
--------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (3)                                      $198.2          $ 65.1     $ (83.5)       $ (5.3)         $174.5
  Cash flow (4)                                                  71.1         (119.5)      (137.5)         141.2         (44.7)
  Return on net invested capital (5)                              N/A             N/A          N/A           N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------


(1) Intersegment revenue priced at 2.9 cents per kwh delivered for 1999. Intersegment expense is reflected in other operating expenses for Customer Service.

(2) Primary assets for Nuclear include decommissioning assets, shared general and intangible plant and nuclear fuel.

(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirements.

(4)  Cash flow before financing activities and strategic investments.

(5)  Return on net invested capital is no longer a corporate measure in 1999.


Illinois Power
Nine Months Ended September 30, 1998                                                       (Millions of Dollars)

                                                            Customer       Wholesale                                     Total
1998                                                        Service         Energy        Nuclear        Other          Company
Revenues from external customers                             $1,172.9         $ 494.1        $ 4.8           $ -       $1,671.8
Intersegment revenue (1)                                            -           373.4        (1.8)             -          371.6
                                                       -------------------------------------------------------------------------
  Total Revenue                                               1,172.9           867.5          3.0             -        2,043.4
Depreciation and amortization
  expense                                                        50.9            22.6         74.3           4.4          152.2
Other operating expenses (1)                                    679.9           828.0        261.5         (1.9)        1,767.5
                                                       -------------------------------------------------------------------------
  Operating income (loss)                                       442.1            16.9      (332.8)         (2.5)          123.7
Interest expense                                                 40.5            12.3         48.8         (0.1)          101.5
AFUDC                                                           (0.8)           (1.2)        (1.6)         (0.2)          (3.8)
                                                       -------------------------------------------------------------------------
  Income (loss) before taxes                                    402.4             5.8      (380.0)         (2.2)           26.0
Income tax expense (benefit)                                    165.4           (0.9)      (163.0)           1.2            2.7
Miscellaneous-net                                                 0.4           (0.8)          0.1         (0.2)          (0.5)
Interest revenue                                                    -               -            -         (1.4)          (1.4)
                                                       -------------------------------------------------------------------------
  Net income (loss) after taxes                                 236.6             7.5      (217.1)         (1.8)           25.2
Preferred dividend requirement                                    5.4             1.8          7.6           0.1           14.9
                                                       -------------------------------------------------------------------------
Net income (loss) applicable to
  common stock                                                 $231.2           $ 5.7     $(224.7)        $(1.9)         $ 10.3
--------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets (2)                                           $1,834.9         $ 722.9     $2,756.1        $ 32.3       $5,346.2
  Total expenditures for additions
    to long-lived assets                                         90.4            59.4         40.1           4.4          194.3
--------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (3)                                      $256.8           $10.8     $(189.1)       $ (2.0)         $ 76.5
  Cash flow (4)                                                 175.8            49.8      (232.1)          78.8           72.3
                    Return on net invested capital (5)          19.9%            2.4%          N/A           N/A           2.1%
--------------------------------------------------------------------------------------------------------------------------------


(1) Intersegment revenue priced at 2.5 cents per kwh delivered for 1998. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price for 1998.
(2) Primary assets for Nuclear include plant, decommissioning assets, and nuclear fuel.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirements.
(4)  Cash flow before financing activities and strategic activities.
(5) Return on net invested capital calculated as contribution margin divided by net invested capital.

ILLINOIS POWER GEOGRAPHIC INFORMATION

(Millions of dollars)
--------------------------------------------------------------------------------
Year-To-Date September 30,                1999          1998
--------------------------------------------------------------------------------
Revenues: (1)
     United States                      $1,526.7       $1,671.8
                                        ========       ========

(Millions of dollars)
--------------------------------------------------------------------------------
September 30,                              1999        1998
--------------------------------------------------------------------------------
Long-lived assets: (2)
     United States                       $4,473.6    $4,578.9
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

        The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and subsequent securities filings could cause results to differ materially from management expectations as suggested by such forward-looking statements: the outcome of state and Federal regulatory proceedings affecting the restructuring of the electric and utility industry; the impact on IP of current regulations providing for rate reductions and the phasing in of the opportunity for some customers to choose alternative energy suppliers; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of IP's business at both the state and Federal levels, and the increasing popularity of alternative sources of electricity, such as co-generation facilities; the effects of the implementation of Illinova's various strategies to best respond to its changing business and regulatory environment, including potential acquisitions, focused growth of unregulated businesses and other options; the fluctuating electricity supply demands of IP customers, which, if increased beyond IP's generation capacity, might result in unplanned outages forcing IP to acquire additional supplies in the electricity marketplace at uncertain and often volatile prices and availability; changes in prices and costs of fuel; various financial risks attendant to selling or shutting down Clinton; ongoing nuclear operational exposures until Clinton is sold or shut down; the effect of events that can occur in Illinova's or IP's business operations or in general economic conditions that could negatively impact its financial flexibility and costs of financing; the impact of the sale or shutdown of Clinton on IP's ability to issue indebtedness under its existing mortgages; the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which are likely to have a negative financial effect; various factors affecting non-utility investments, such as IGC's investments in foreign countries, which are subject to currency fluctuations, cyclical and sustained economic downturns and political risks; the inherent risks of active purchases and sales by Illinova, through IEP and IP, of electricity and natural gas futures and similar contracts; and the ability of Illinova and IP, their vendors and others to manage Year 2000 issues.

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

        IBE is a wholly-owned subsidiary of Illinova and was created to account for miscellaneous business activities not regulated by the ICC or the Federal Energy Regulatory Commission (FERC) and not falling within the business scope of other Illinova subsidiaries.
IBE is currently inactive.

        IPMI is a wholly-owned subsidiary of Illinova created in April 1999, which became the wholesale generation and power marketing company to which IP's fossil generating assets were transferred effective October 1, 1999. The ICC approved the transfer of generation assets to IPMI on July 8, 1999. On August 24, 1999, the FERC approved a power purchase agreement between IP and IPMI, and on September 10, 1999, the FERC issued final approval for the transfer of all IP's fossil generating assets to IPMI.


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

        Under terms of the merger agreement, which were approved unanimously by each company's board of directors, a newly established parent company will acquire all of the shares of Dynegy and Illinova for a combination of stock and cash, subject to the satisfaction of certain pre-closing conditions. On October 11, 1999, Illinova shareholders approved the merger. Eighty-five (85) percent of the Illinova shares were voted, and of those voting, 83.44 percent voted for the merger. Dynegy's shareholders also approved the merger on October 11, 1999. Also, during the third quarter, the Federal Trade Commission granted early termination of the Hart-Scott-Rodino waiting period. However, the merger is still conditioned, among other things, on completion of the pending sale of Clinton to AmerGen, and approvals from the FERC and the ICC.

        Chuck Watson, Chairman and Chief Executive Officer of Dynegy, will retain that title in the combined company. Charles Bayless, Chairman, President and Chief Executive Officer of Illinova, will continue as a non-executive director of the company. The Board of Directors of the new company, which will be incorporated in Illinois and headquartered in Houston, Texas, will consist of seven members of the current Illinova Board and seven members of the current Dynegy Board, including three designees of Chevron U.S.A., which currently owns an approximate 25% interest in Dynegy. Illinova's regulated utility, IP, will be a subsidiary and remain headquartered in Decatur, Illinois.

        Details regarding the merger are discussed more fully in the Form S-4 filed by Energy Convergence Holding Company (the interim name for the combined entity of Dynegy and Illinova) on August 11, 1999, SEC File No. 333-84965, which is incorporated herein by reference.

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

        In April 1999, IEP also purchased Quality Energy Services (QES), a Tempe, Arizona-based natural gas marketing company.

        In May 1999, IEP purchased the Chicago, IL based holdings of Energy Dynamics, Inc., (EDI) an independent natural gas marketing firm based in Rolling Meadows, Illinois.

        The 1998 combined revenues of ERM, QES, and EDI were approximately $67 million.

     Several IGC projects are experiencing uncertainties in operational and/or financial performance, as a result of such events or trends as breach of contract, adverse government action, and adverse market conditions. In those instances where IGC has clear legal remedies, the remedies may not be enforceable. The uncertainties could lead to significant adverse affects on IGC's financial condition and results of operations, if worst case scenarios prevail in every project, but the uncertainties, and their potential consequences, are too variable to quantify or predict at this time.


LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

        Cash  flows  from  operations  during  the  first  nine  months of 1999, supplemented by external financing and cash on hand, were sufficient to meet ongoing operating requirements and to service existing common and preferred stock dividends, debt requirements, IP's construction requirements and Illinova's investments in its subsidiaries.

        Illinova expects to use future operating cash flows, supplemented by external financing, to meet operating requirements and to continue to service existing debt, IP's preferred and Illinova common stock dividends, and
Illinova's and IP's anticipated subsidiary investments and construction requirements for the remainder of 1999.

        Illinova currently has authority to issue an additional $130 million in debt securities under an existing $300 million shelf registration. Illinova also has in place a $130 million Revolving Credit Agreement. However, covenants in the Illinova Revolving Credit Facility limit total Illinova debt. The Illinova Revolving Credit Agreement was amended in September 1999, raising the debt limit from $350 million to $400 million. At September 30, 1999, $56.3 million of new debt capacity was available. Illinova has entered into an agreement for the repurchase of $20 million of the 6.46% Illinova Medium Term Notes due 2002. This repurchase is expected to close November 15, 1999. IP pays Illinova dividends on the IP common stock held by Illinova to provide Illinova cash for operations. IP is limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment, and by the Federal Power Act, which precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." In the first quarter of 1999, IP did not declare or pay dividends on its common stock. In June 1999, IP declared and paid a common stock dividend of $19.5 million. In August 1999, IP declared and paid a common stock dividend of $21.4 million. Based on the Board's current dividend policy, management expects IP's retained earnings to be sufficient to pay Illinova a common stock dividend. IP's common stock dividend paid to Illinova is expected to be sufficient to support Illinova common stock dividends. In light of the pending merger, the Illinova fourth quarter dividends declaration will be reviewed by the Board of Directors at the December meeting. IP will continue to pay a preferred dividend as scheduled. IP also is allowed periodically to repurchase its common stock from Illinova in accordance with authority granted by the ICC, contingent on IP meeting certain cash flow tests. IP currently does not satisfy this cash flow test and it is anticipated that it will not satisfy the test throughout 1999. This test would not interfere with the repurchases, if any, of Illinova equity shares using securitization proceeds. Illinova's current capacity under the existing revolving credit agreement and shelf registration should meet its cash requirements through the fourth quarter of 1999. Illinova is developing additional financing capabilities to meet future needs, including the use of proceeds from a planned $900 million bridge financing by IPMI. This financing is expected to close in November, 1999. See "Fossil Generation Filing" under "Regulatory Matters" later in this section on page 39 for further information regarding the IPMI wholesale generation transfer.

        From the beginning of 1999, through November 3, 1999, IP redeemed $57.1 million of 8.75% First Mortgage Bonds due 2021, $229 million of 8.00% New Mortgage Bonds due 2023, $22.9 million of 7.95% First Mortgage Bonds due 2004, $36.8 million of 6.50% First Mortgage Bonds due 1999, $79.1 million of 7.50% New Mortgage Bonds due 2025, $10 million of 6.00% New Mortgage Bonds due 2003, $4.3 million of 6.25% new mortgage bonds due 2002, along with 154,900 shares of Monthly Income Preferred Securities (MIPS) and 217,285 shares of various serial preferred stock series. These securities were retired using funds from securitization proceeds received in December 1998.

        On July 20, 1999, Illinois Power's 1943 mortgage (First Mortgage) was retired. All remaining First Mortgage debt was substituted with debt issued under the 1992 Mortgage (New Mortgage) or defeased. New Mortgage Bonds of $35.6 million with a coupon rate of 5.70% due 2024 (Series K) and $84.2 million with a coupon rate of 7.4% due 2024 (Series L) were substituted for First Mortgage Bonds with identical terms and amounts (replacement Series U and V). With proceeds received from the December 1998 securitization issuance, IP defeased $35.2 million of 6.50% First Mortgage Bonds due 1999, $16.1 million of 7.95% First Mortgage Bonds due 2004 and $84.7 million of 7.375% First Mortgage Bonds due 2021. On September 1, 1999, the $35.2 million of 6.50% First Mortgage Bonds matured.

        IP's capital requirements for construction were approximately $159 million and $190 million during the nine months ended September 30, 1999 and 1998, respectively. Through 2000, IPMI plans to complete improvements in its generation facilities including pollution control equipment. Illinova estimates that it will spend approximately $380 million for IP and IPMI construction expenditures in 1999. IP and IPMI construction expenditures for 1999 through 2003 are expected to total approximately $1.4 billion. In light of the December 1998 decision to exit Clinton and the resulting Clinton impairment, Clinton capital expenditures are expensed as incurred and are not included in the above estimates. On March 2, 1999, in accordance with a lease agreement between IP and IP Fuel Company, IP paid $62.1 million for partially depleted nuclear fuel in the Clinton reactor to IP Fuel Company as a result of Clinton Nuclear Station failing to restart by January 31, 1999. The liability for the nuclear fuel was accrued as of December 31, 1998. As part of the Clinton impairment entries at year end, nuclear fuel was written down to the expected consumption through August 31, 1999. As a result of IP's guarantee of IP Fuel Company debt, on July 15, 1999, IP paid off all $73.1 million of IP Fuel Company commercial paper. On September 7, 1999, IP paid an additional $400,000 to IP Fuel Company to ensure payment at maturity to the noteholders of the IP Fuel $60 million 6.59% note, in return for release of the lien on the remaining portions of nuclear fuel. The $60 million IP Fuel note matures December 1, 1999. Following payment of the $60 million on December 1, 1999, IP will have no remaining obligations under its lease obligation with IP Fuel.

        Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades, and other costs which cannot be determined at this time.

        In addition to IP and IPMI construction expenditures, Illinova's capital expenditures for 1999 through 2003 are expected to include $486 million for mandatory debt retirement. In addition, IPSPT has long-term debt maturities of $86.4 million in each of the above years.

        On June 29, 1999, IP issued $250 million of Mortgage Bonds due 2009 with an interest rate of 7.50%. Proceeds were used to reduce outstanding short-term borrowings. IP currently has the authority to issue $500 million in short-term debt, which includes $354 million in committed bank lines of credit. Of these authorized amounts, IP had $168.6 million at September 30, 1999, in remaining capacity that may be utilized to issue commercial paper and extend floating rate notes. IP anticipates that this liquidity will be sufficient to address its requirements through the fourth quarter of 1999. IP is developing additional financial capabilities to meet future needs.

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

        Effective October 1, 1999, all generating activity will be accounted for in the financial statements of IPMI rather than those of IP. For further information on IPMI, see "Fossil Generation Filing" under "Regulatory Matters" on page 39 in this section.


CLINTON POWER STATION

        In September 1996, a leak in a recirculation pump seal caused IP operations personnel to shut down Clinton. Clinton returned to service May 27, 1999.

        The prolonged outage at Clinton has had an adverse effect on Illinova's and IP's financial condition, through higher operating and maintenance and capital costs, lost opportunities to sell energy, and higher replacement power costs. In addition, in March 1999, due to the failure of Clinton to restart by January 31, 1999, a provision in the lease agreement between IP and the Fuel Company required IP to pay $62.1 million cash for the acquisition of core fuel in March 1999, to the Fuel Company Trustee for the benefit of investors in secured Notes of the Fuel Company.


PECO AND AMERGEN AGREEMENT

        On April 15, 1999, IP announced that it had reached an interim agreement with AmerGen Energy Company (AmerGen), whereby AmerGen would purchase and operate Clinton and IP would buy at least 80 percent in 1999 and at least 75 percent during the years 2000 through 2004 of the plant's electricity output. AmerGen is jointly owned by PECO Energy Company (PECO) and British Energy. IP also announced on April 15, 1999, the execution of a revised management agreement (Agreement) with PECO for the operation of Clinton retroactive to April 1, 1999.

        On July 1, 1999, IP announced that it had signed a definitive asset purchase agreement with AmerGen. Basic terms for the sale remain essentially unchanged from the framework proposed in the interim agreement. The asset purchase agreement, signed June 30, 1999, provides that IP will purchase at least 75 percent of Clinton's electricity output for its customers through 2004 at fixed prices which exceed current and projected wholesale prices.

        Terms of the interim agreement between PECO and IP will remain in effect until the transaction closes. Specifically, PECO is responsible for Clinton's direct operating and capital expenses and continues to assist with the management of the station under the existing management services contract, while IP compensates PECO for management services based on the amount of electricity the station produces. This eliminates IP's exposure to the uncertainty regarding the costs associated with Clinton's operations. In return for transferring this financial risk, IP has agreed to pay PECO a management fee calculated by multiplying a fixed dollar amount per MWH times 80 percent of the electricity generated at Clinton during the interim period and to allow PECO to retain 20 percent of power generation for its own use at no cost. The financial impact of this obligation is contingent on two variables: (1) the capacity levels at which Clinton operates and (2) the prices at which the electricity can be sold from time to time. Based on the terms of the revised management agreement, the fees payable to PECO during the interim period have exceeded the 1999 Clinton-related O&M and capital costs for which PECO assumed full responsibility commencing April 1, 1999.

        Under terms of the definitive asset purchase agreement, AmerGen will pay up to $20 million for the plant and property and will assume full responsibility and liability for operating and ultimately decommissioning the nuclear station. IP will transfer to AmerGen the existing decommissioning trust funds, expected to total approximately $95 million at the end of 1999. IP will also make additional payments to the decommissioning trust funds intended to be sufficient to provide for the actual decommissioning of Clinton by 2026, when the plant's operating license is scheduled to expire. These payments may be in the form of a single payment of up to $145 million at closing or one payment of up to $124.2 million at closing plus five annual payments of $5 million.

        Significant income tax issues related to the funding of decommissioning costs, similar to those being addressed with the Internal Revenue Service by parties to other pending sales of nuclear generating stations, must be resolved to the mutual satisfaction of IP and AmerGen. The sale to AmerGen has been approved by the ICC. Additional approvals must be obtained from various other regulatory agencies including the NRC and the FERC. Approvals for transfer of permits and licenses must also be granted by numerous agencies, including the

Illinois Environmental Protection Agency, the Illinois Department of Nuclear Safety, the Illinois Department of Natural Resources, and others. Until all approvals are obtained and the parties close on the sale, IP will continue to maintain the license for Clinton's operation and retain the ultimate operating authority over the plant. The parties anticipate that closing will occur before the end of 1999.


REGULATORY MATTERS

     FOSSIL GENERATION FILING

        On August 24, 1999, the FERC, under Part 205 of the Federal Power Act, approved IP's filing to put into place a Power Purchase Agreement (PPA) between IP and IPMI. Also, on September 10, 1999, the FERC, under Part 203 of the Federal Power Act, approved IP's filing to transfer all of IP's non-nuclear generating facilities to its affiliate, IPMI. These approvals, along with the previously received approval from the ICC, satisfied all regulatory requirements related to the formation of IPMI and the transfer to IPMI of IP's non-nuclear generating assets. On October 1, 1999, IP sold all of its non-nuclear generating facilities to Illinova which contributed these assets to IPMI.

     ATTORNEY GENERAL COMPLAINT

        On July 17, 1998, a complaint against IP was filed at the ICC by the office of the Illinois Attorney General. The complaint alleges that IP failed to meet its statutory obligations to provide adequate and reliable service in connection with last summer's electric supply situation (for further disclosure, see "Power Supply and Reliability" on page 46). It asked the ICC to conduct a management audit of IP and sought an order requiring IP to offer compensation to customers for voluntary conservation and service interruptions. IP provided the Attorney General with a reliability report. The Attorney General and IP agreed on an independent committee of two outside experts to review the report. In
June, the Attorney General and IP signed a settlement agreement in which IP agrees to provide three annual updates to the reliability report it submitted in response to the complaint, and agrees to maintain and in some cases moderately enhance existing systems and maintenance practices. The parties filed a joint motion to dismiss the complaint on the basis of this agreement, which the ICC unanimously approved on July 28, 1999. There are no significant costs resulting from the agreement. Although there were limited calls for voluntary conservation, and interruptible customers were curtailed, no firm load was interrupted or curtailed during 1998.


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

        Under UFAC, IP was subject to annual ICC audits of its actual allowable fuel costs. Costs could be disallowed, resulting in negotiations and/or litigation with the ICC. In 1998, IP agreed to settlements with the ICC which closed the audits for all previously disputed years. As a result of the settlements, IP electric customers received refunds totaling $27 million during the first nine months of 1999. These refunds complete the process of eliminating the UFAC at IP.


DEREGULATION RULEMAKINGS AND TARIFFS

        The Illinois Public Utilities Act was significantly modified in 1997 by P.A. 90-561, but the ICC continues to have broad powers of supervision and regulation with respect to the rates and charges of IP, its services and facilities, extensions or abandonment of service, classification of accounts, valuation and depreciation of property, issuance of securities and various other matters. Before a significant plant addition may be included in IP's rate base, the ICC must determine that the addition is reasonable in cost, prudent and useful in providing utility service to customers. IP must continue to provide bundled retail electric service to all who choose to continue to take service at tariff rates, and IP must provide unbundled electric distribution services to all eligible customers as defined by P.A. 90-561 at rates to be determined by the ICC. During 1998, pursuant to authority granted in P.A. 90-561, the ICC issued rules associated with (i) transactions between the utility and its affiliates; (ii) service reliability; (iii) environmental disclosure; and (iv) alternative retail electric supplier certification criteria and procedures. Through the third quarter of 1999, the ICC ruled on (i) the rates and terms associated with the provision of delivery services for commercial and industrial customers; (ii) established the neutral fact finder price utilized in (a) calculating competitive transition costs and (b) IP's power purchase tariff; and
(iii) determined the competitive transition cost methodology. During the fourth quarter of 1999, it is expected that the ICC will rule on guidelines regarding standards of conduct and functional separation. A proceeding was opened in September 1999 to address the issue of unbundling billing, metering, and customer handling with a final decision to be rendered prior to the third quarter of the year 2000.

        Under the new rules, Illinois utilities must keep records identifying service interruptions experienced by each customer. Illinois utilities must also file an annual report detailing the reliability of its service and explaining its plans for reliability improvements. In addition, each utility must also report the number and causes of service interruptions that were due to causes within the utility's control. Outage targets were established for service to individual customers and for system performance. IP's first Electric Service Reliability Policy Annual Report was filed with the ICC's Chief Clerk's Office on June 1, 1999. Subsequent reliability reports will be filed in June of each year.

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

     As an MISO member, IP is providing guarantees of up to $10 million to facilitate MISO access to bank lines of credit during MISO startup phase for buildings, personnel and startup capital.

     In September 1999, IP made a revised Open Access Transmission Tariff (OATT) filing with the FERC, requesting a rate decrease for transmission service based on a reclassification of transmission assets to distribution using the FERC seven factor test. The reclassification of assets and changes in terms and conditions are necessary to facilitate retail access in Illinois. This reclassification decreased transmission assets by approximately $89 million. In conjunction with the seven factor reclassification, the OATT filing also included changes to the Company's ancillary service charges. IP requested an effective date of October 1, 1999. IP is awaiting FERC approval.

     See "Open Access and Competition" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 14 of this report for additional information.


YEAR 2000 DATA PROCESSING

        Passing from 1999 into 2000 creates a risk that computer-dependent processes will fail because the date will be read as "1900." Illinova began its Year 2000 (Y2K) project in November 1996. The project scope encompasses all of Illinova's subsidiaries including IP, IPMI, IGC, and IEP. A central organization provides overall project guidance and coordination among the business groups, meeting monthly to share information, conducting internal project reviews, and producing monthly status reports to all levels of Illinova management. Bi-monthly Year 2000 readiness reports are provided to the Illinova Board of Directors.

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

The overall status of Illinova's Y2K project is illustrated in the table below.
                                    Illinova Status
                                     October 1999

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

Awareness                100        02/01/97   a         100      05/31/98   a

Inventory                100        01/20/97   a         100      02/28/99   a

Assessment               100        05/09/97   a         100      02/28/99   a

Process Analysis         100        11/30/98   a         100      03/31/99   a

Implementation -
  (Mission Critical)     100        06/30/99   a         100      09/30/99   a

Implementation -
  (Important to
   Operations)           100        05/31/99   a         100      10/29/99   a

Contingency Planning     100        07/31/99   a         100      10/29/99   a

*"a" = Actual Completion Date

     IP has completed all phases of its Year 2000 project. The table below provides further details differentiating between IT and non-IT for IP alone.

                                       IP Status
                                    October 1999

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

Inventory               100        01/20/97   a        100      07/31/98   a

Assessment              100        05/09/97   a        100      09/30/98   a

Process Analysis        100        11/30/98   a        100      02/28/99   a

Implementation -
  (Mission Critical)    100        06/30/99   a        100      07/19/99   a

Implementation -
  (Important to
   Operations)          100        05/31/99   a        100      10/29/99   a

Contingency Planning    100        07/31/99   a        100      06/30/99   a

*"a" = Actual Completion Date

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

        The United States Department of Energy (DOE) has charged the North American Electric Reliability Council (NERC) with taking the lead in facilitating North American-wide coordination of electric utilities' Year 2000 efforts. The collective efforts of the industry will minimize risks imposed by Year 2000 to the reliable supply of electricity. NERC has in turn assigned the regional reliability councils the responsibility of assessing their respective networks to ensure reliable electric supply. IP is taking an active role within its regional council (MAIN) in assessment and renovation of the grid and in developing contingency plans to minimize any unexpected Year 2000 grid problems. Illinois Power also participated in NERC drills. IP's power plants and transmission and distribution mission critical items are believed to be fully Year 2000 ready.

        The total cost for achieving Year 2000 readiness for Illinova is estimated to be approximately $19.3 million through 1999. Through the end of September 1999, $16.2 million, or 84% of the total $19.3 million had been spent.

        Contingency  plans  focus  on  Illinova's  "mission  critical"  business processes. Contingency plans were developed in accordance with industry guidelines, such as NERC and the General Accounting Office, and involved senior management review and approval. These plans address business continuity and the ability to deliver essential products and services to customers in the event of unexpected Year 2000 problems. Drills are being conducted to test these contingency plans.

        Illinova has assessed potential worst-case scenarios and determined its most reasonably likely worst-case scenario to be a severe winter storm coupled with a loss of a major telecommunications carrier causing disruptions in dispatching generation, dispatching emergency response crews, and communicating with financial institutions.

        Contingency plans address the above scenarios as well as other potential scenarios that could affect the ability to serve our customers and maintain the financial viability of Illinova.


ENVIRONMENTAL MATTERS

U.S. ENVIRONMENTAL PROTECTION AGENCY COMPLAINT

        On November 3, 1999, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) against IP and, with the Department of Justice (DOJ), filed a Complaint against IP in the U.S. District Court, Southern District of Illinois, No. 99C833. Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at IP's three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards.

        The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. Illinova has analyzed each of the activities covered by the EPA's allegations and believes each is something that is regularly done throughout the utility industry as necessary to maintain the operational efficiency and safety of the equipment. As such Illinova believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations.

        Illinova also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth.

        Although none of IP's other facilities is covered in the Complaint and NOV, the EPA has officially requested information concerning activities at IP's Vermilion, Wood River and Hennepin plants. It is likely that the EPA will eventually commence enforcement actions against those plants as well.

        The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of "best available control technology" (BACT) (or equivalent) at the Baldwin Station and possibly at the other three plants as well. Illinova's estimates of the cost to install BACT are only preliminary at this time. However, a significant portion of the cost of BACT is already included in Illinova's capital budget in connection with previously planned pollution control upgrades.

     Illinova believes that EPA's and DOJ's claims are totally without merit and, furthermore believes, based on its current assessment including the advice of its expert advisors, that there is no likely outcome that would have a material adverse affect on Illinova's operations or its financial performance.


     GAS MANUFACTURING SITES

        See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 16 of this report.


NITROGEN OXIDE

        On October 27, 1998, the U.S. EPA finalized air pollution rules that will require substantial reductions of NOx emissions in Illinois and 21 other states. This rule will require the installation of NOx controls by May 2003, with each Illinois utility's exact reduction requirement to be specified in 2000. Preliminary estimates of the capital expenditures required by IPMI in 2000 through 2003 to comply with these new NOx limitations range from $60 million to $140 million. NOx estimates are included in forecasted capital expenditures. The legality of this proposal, along with its technical feasibility, is being successfully challenged by a number of states, utility groups, and utilities, including IP.

        EMISSION ALLOWANCE EXCHANGES

        The value of emission allowances expected to be given up in future periods as the result of exchange agreements was recorded in the third quarter 1998 at the current market price and a liability of $9.8 million was recognized. This obligation will be adjusted as price fluctuates until the allowances are surrendered. The market value and recorded liability of the allowances at September 30, 1999, was $9.8 million.

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

        IPMI will face major changes in the way it generates electricity if the Kyoto Protocol is ratified, or if the Protocol's reduction goals are incorporated into other environmental regulations. IPMI would have to repower some generating units and change from coal to natural gas in other units to reduce greenhouse gas emissions. IPMI estimates that compliance with these proposed regulations may require significant capital outlays and annual operating expenses which could have a material adverse impact on Illinova and IP.


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

        Excluding Clinton, IP has in excess of 400 MW of additional generation on line beginning the summer of 1999 as compared to 1998. This includes approximately 235 MW from five oil-fired units which were brought up from cold shutdown during the summer of 1998 and 176 MW from four natural gas turbines that IP installed which became operational in June 1999. Total cost for the two projects is approximately $87 million. IP also refurbished nine gas turbines already in service at an approximate cost of $13 million. In addition, the restructuring of the Soyland PCA agreement freed up an additional 287 MW of capacity. Clinton returned to full power operation on June 2, 1999, providing additional generating capacity to serve firm load.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Electric Operations - Electric revenues for the third quarter of 1999 decreased $6.0 million compared to the third quarter of 1998 primarily due to the 15% residential rate decrease effective August 1, 1998, and the reclassification of revenue-related taxes mandated by deregulation legislation. Revenue-related taxes are no longer accounted for in revenues or general taxes, with no resultant impact on net income. The rate decrease resulted in revenue reductions of $27.5 million and $18.5 million in the third quarter of 1999 and 1998, respectively. The impact of the reclassification of $13.7 million and $8.5 million in revenue-related taxes from revenue negatively impacted electric revenues in the third quarter of 1999 and 1998, respectively. Wheeling revenues increased approximately $5 million due to increased capacity. Electric interchange revenues decreased $37.4 million. This decrease is attributable to a decrease in interchange volume offset by $40.6 million of income to reflect mark-to-market for forward contracts and options. Power purchased decreased $118.6 million due largely to decreased interchange volume. During the quarter, fuel for electric plants increased $4.4 million due to increased generation. These factors combined to increase electric margin $70.8 million for the quarter.

         Kilowatt hour (kwh) sales to ultimate consumers decreased 0.6% for the quarter due to decreases of 0.8% and 2.0% in the residential and the industrial markets, respectively, offset by an increase of 2.4% in the commercial market. Cooling degree days decreased approximately 20% from 1998 which contributed to the decrease in sales to the temperature-sensitive markets.

         The equivalent availability of Clinton was 96.4% and 0.0% for the three months ended September 30, 1999 and 1998, respectively, due to the return of Clinton to full power on June 2, 1999. Clinton was previously unavailable due to an outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 90.2% and 87.3% for the three months ended September 30, 1999 and 1998, respectively.

         Gas  Operations - For the quarter,  gas margin  decreased $0.6 million.
Gas revenues increased $4.5 million due to increased therm sales (excluding transport) of 2.1%. Gas purchased costs increased $5.1 million due to the higher gas prices and additional therms purchased.

        Operation and Maintenance Expenses - The current quarter increase of $36.6 million is primarily due to the Clinton management fees paid to PECO, partially offset by PECO's assumption of Clinton's direct operating and capital expenses. For more information, see "PECO and AmerGen Agreement" of the "Management's Discussion and Analysis" on page 38 of this report.

        Depreciation and amortization - The decrease in depreciation and amortization for the third quarter of 1999 compared to 1998 was $6.1 million. Due to the Clinton impairment, nuclear depreciation decreased approximately $23.7 million but was offset by approximately $16.5 million for the depreciation of the adjustment to fair value for the fossil generation assets. In addition, approximately $1.5 million in expense related to the amortization of the decommissioning regulatory asset created as part of the 1998 Clinton impairment was recognized in the third quarter.

        Diversified enterprises - Diversified enterprise revenues increased $116.5 million for the third quarter of 1999, which was offset by an increase in diversified enterprise expenses of $116.5 million.

        Miscellaneous - net - Of the current quarter increase of $3.7 million, $2.8 million is attributed to the adjustment in the net present value of the decommissioning regulatory asset. Miscellaneous interest revenues increased, including $2.1 million of interest received on a tax refund. These items were partially offset by lower revenues from non-utility operations in the third quarter.

        Interest expense - The increase in interest expense of $14.8 million in the third quarter of 1999 is primarily the result of interest on increased long-term debt of $8.2 million and the adjustment in the net present value of the decommissioning liability of $7.6 million, offset by decreased interest on short-term debt of $1.4 million.

        Earnings per Common Share - The increase in earnings per common share for Illinova during the third quarter of 1999 and 1998 resulted from the interaction of all the factors discussed herein as well as fewer shares of common stock outstanding.

RESULTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

        Electric Operations - Electric revenues for the first nine months of 1999 decreased $55.3 million as compared to the first nine months of 1998 primarily due to the 15% residential rate decrease effective August 1, 1998, and the reclassification of revenue-related taxes mandated by deregulation legislation. Revenue-related taxes are no longer accounted for in revenues or general taxes. The rate decrease resulted in revenue reductions of $59.6 million and $18.5 million in the first nine months of 1999 and 1998, respectively. The impact of the reclassification of $34.8 million and $8.5 million in revenue-related taxes from revenue for the first nine months of 1999 and 1998 respectively, negatively impacted revenues. Wheeling revenues increased approximately $5 million due to increased capacity. Electric interchange revenues decreased $96.2 million. This decrease is attributable to a decrease in interchange volume offset by $60.1 million of revenue recognition resulting from the restructuring of a Soyland Power Cooperative power supply contract and decreased interchange volume. Power purchased decreased $346.7 million due largely to decreased interchange volume. During the first nine months, fuel for electric plants increased $6.2 million due to increased generation. These factors combined to increase electric margin $189.1 million.

        Kilowatt hour (kwh) sales to ultimate consumers increased 1.6% for the first nine months primarily due to increases of 1.5% and 3.6% in the residential and the commercial markets, respectively. Cooling degree days decreased approximately 25% from 1998 which contributed to the decrease in temperature-sensitive markets, which was offset by an increase of 11% in heating degree days.

        The equivalent availability of Clinton was 45.2% and 0.0% for the nine months ended September 30, 1999 and 1998, respectively, due to the return of Clinton to full power on June 2, 1999. Clinton was previously unavailable due to an outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 79.1% and 84.1% for the nine months ended September 30, 1999 and 1998, respectively.

        Gas Operations - For the nine months ended September 30, 1999, gas margin increased $0.2 million. Gas revenues increased $6.5 million due to increased therm sales of 6.9% (excluding transport), caused by colder winter weather. Gas purchased costs increased $6.2 million due to higher consumption and higher gas prices.

        Operation and Maintenance Expenses - Of the $63.7 million increase for the first nine months of 1999, $29 million occurred during the first quarter of

1999 due to higher operating and maintenance expenses associated with the Clinton outage. This $29 million includes $12.4 million of costs which would have been considered capital additions had Clinton not been impaired. During the third quarter operating and maintenance expenses increased $36.6 million due to Clinton management fees paid to PECO, partially offset by direct operating and capital expenses assumed by PECO. For more information, see "PECO and AmerGen Agreement" of the "Management's Discussion and Analysis" on page 38 of this report.

        Depreciation and Amortization - The decrease in depreciation and amortization for the first nine months of 1999 as compared to 1998 was $10.3 million. Due to the Clinton impairment, nuclear depreciation decreased approximately $71 million, but was offset by approximately $53 million for the depreciation of the adjustment to fair value for the fossil generation assets. In addition, approximately $5 million in expense related to the amortization of the transition period cost recovery asset and approximately $4.2 million in expense related to the amortization of the decommissioning regulatory asset, created as part of the Clinton impairment, was recognized through the third quarter.

        Diversified enterprises - Diversified enterprise revenues increased $127.6 million for the first nine months of 1999, which was offset by an increase in diversified enterprise expense of $132.8 million. The net increase of diversified enterprise expense over diversified enterprise revenues is due primarily to merger related transaction costs.

        Miscellaneous - net - Of the first nine months increase of $19.6 million, $6.5 million is income from IGC investments not accounted for under the equity method. Interest income increased $6.1 million primarily due to the investment of the proceeds of the transitional funding trust notes issued in December 1998, the adjustment in the net present value of the decommissioning regulatory asset, and miscellaneous interest receivables. Miscellaneous interest receivables included $2.1 million of interest income associated with a tax refund. A $4.9 million increase in miscellaneous non-operating income is attributable to the recognition of nontaxable income related to the decommissioning trust. Revenues from non-utility operations also increased during the first nine months of 1999.

        Interest expense - The increase in interest expense of $32.2 million in the first nine months of 1999 is the result of additional interest of $13.8 million on increased long-term debt, the adjustment in the net present value of the decommissioning liability of $22 million, and increased amortization of debt expense and loss on reacquired debt of $2.6 million, offset by decreased interest on short term debt of $6.2 million.

        Earnings per Common Stock - The increase in earnings per common share for Illinova during the first nine months of 1999 and 1998 resulted from the interaction of all the factors discussed herein as well as fewer shares of common stock outstanding.


RESULTS OF OPERATIONS - ILLINOVA SEGMENTS OF BUSINESS

                     THREE MONTHS ENDED SEPTEMBER 30, 1999

Customer Service
For the three months ended September 30, 1999, both the contribution margin and cash flow measures were lower than for the corresponding period in 1998. Contribution margin is lower for the quarter by approximately $12 million, primarily due to higher internal charges paid to the Wholesale Energy Group and Nuclear Group for the purchase of electricity.

Cash flow also reflected a decrease of $38 million from 1998, primarily due to lower net income and a negative variance in working capital.

Transmission, Distribution and Sale of Electric Energy
The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy Group and the Nuclear Group; electricity was provided to the Customer Service Business Group at a fixed 2.9 cents per kwh in 1999 and 2.5 cents per kwh in 1998.

Retail electric revenues, excluding interchange sales, for the three months ended September 30, 1999, were approximately 1.5% lower than the corresponding period in 1998.

Transmission, Distribution and Sale of Natural Gas
Revenues are derived through regulated tariffs. During the three months ended September 30, 1999, revenues from gas sales and transportation were up by about 11.7%, due primarily to an increase in PGA revenues over 1998. The margin on gas sales and transportation decreased 2.7% during the period, reflecting the higher revenues and higher cost of gas purchases during the period.


Wholesale Energy
Contribution margin during the three months ended September 30, 1999, is $5 million lower than during the corresponding period in 1998, primarily due to higher depreciation due to the write-up to market value of the fossil assets.

Cash flow increased approximately $91 million, primarily due to the sale and lease-back of approximately $80 million of gas turbines at the Tilton Energy Center.

Wholesale Energy provided power to the Customer Service Business Group at 2.9 cents per kwh during the three months ended September 30, 1999, compared to 2.5 cents per kwh during the corresponding period in 1998.


Nuclear
Both the contribution margin and cash flow measures are higher in 1999 compared to 1998. Contribution margin is higher than 1998 due to higher intersegment revenues in 1999 related to the plant operation in 1999 along with lower depreciation, partially offset by higher operating expenses.

The net income increase in 1999 and the elimination of construction expenditures in 1999 positively impacted cash flow.


Illinova Energy Partners, Inc.
For the three months ended September 30, 1999, the contribution margin is comparable to the same period in 1998. Cash flow increased $4 million, primarily due to a positive change in working capital.


Illinova Generating Company
For the three months ended September 30, 1999, the contribution margin variance from 1998 is a positive $1.4 million. Cash flow for three months ended September 30, 1999 was comparable to the same period in 1998.

Other
Included in this category are the Financial Business Group, the Support Services Business Group, and Corporate. These segments did not individually meet the minimum threshold requirements for separate disclosure. Collectively, cash flow is the total of changes in assets and liabilities not directly assignable to the business segments and the non-cash portion of income taxes (deferred).

See "Illinova Segments of Business" in the footnotes to the financial statements on pages 19 - 26 for additional information.

RESULTS OF OPERATIONS - ILLINOIS POWER SEGMENTS OF BUSINESS

                   THREE MONTHS ENDED SEPTEMBER 30, 1999

Customer Service
For the three months ended September 30, 1999, both the contribution margin and cash flow measures were lower than for the corresponding period in 1998. Contribution margin is lower for the quarter by approximately $12 million, primarily due to higher internal charges paid to the Wholesale Energy Group and Nuclear Group for the purchase of electricity.

Cash flow also reflected a decrease of $38 million from 1998, primarily due to lower net income and a negative variance in working capital.


Transmission, Distribution and Sale of Electric Energy
The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy Group and the Nuclear group; electricity was provided to the Customer Service Business Group at a fixed 2.9 cents per kwh in 1999 and 2.5 cents per kwh in 1998.

Retail electric revenues, excluding interchange sales, for the three months ended September 30, 1999, were approximately 1.5% lower than the corresponding period in 1998.


Transmission, Distribution and Sale of Natural Gas
Revenues are derived through regulated tariffs. During the three months ended September 30, 1999, revenues from gas sales and transportation were up approximately 11.7%, due primarily to an increase in PGA revenues over 1998. The margin on gas sales and transportation decreased 2.7% during the period, reflecting the higher revenues and higher cost of gas purchases during the period.


Wholesale Energy
Contribution margin during the three months ended September 30, 1999, is $5 million lower than during the corresponding period in 1998, primarily due to higher depreciation related to the write-up to market value of the fossil assets and lower revenues, partially offset by higher purchased power costs in 1998 when the Company purchased high-priced electricity to meet system requirements and off-system sale obligations.

Cash flow increased about $91 million, primarily due to the sale and lease-back of approximately $80 million of gas turbines at the Tilton Energy Center.

The Wholesale Energy Group provided power to the Customer Service Business Group at 2.9 cents per kwh during the three months ended September 30, 1999, compared to 2.5 cents per kwh during the corresponding period in 1998.


Nuclear
Both the contribution margin and cash flow measures are higher in 1999 compared to 1998. Contribution margin is higher than 1998 due to higher intersegment revenues in 1999 related to the plant operation in 1999 along with lower depreciation, partially offset by higher operating expenses.

The net income increase in 1999 and the elimination of construction expenditures in 1999 positively impacted cash flow.


Other
Included in this category are the Financial Business Group, the Support Services Business Group, and other corporate functions. These segments did not individually meet the minimum threshold requirements for separate disclosure. Collectively, cash flow for other is the total of changes in assets and liabilities not directly assignable to the business segments and the non-cash portion of income taxes (deferred).


See "Illinois Power Segments of Business" in the footnotes to the financial statements on pages 26 - 32 for additional information.


RESULTS OF OPERATIONS - ILLINOVA SEGMENTS OF BUSINESS

                     NINE MONTHS ENDED SEPTEMBER 30, 1999

Customer Service
For the nine months ended September 30, 1999, both the contribution margin and cash flow measures were lower than for the corresponding period in 1998. Contribution margin is lower by approximately $59 million, primarily due to decreased electric revenues as discussed below; higher internal charges paid to the Wholesale Energy Group and the Nuclear Group due to higher usage and higher internal pricing, higher depreciation expenses, including regulatory asset amortization, and higher operating expenses. Partially offsetting these variances is a decrease in general taxes in 1999 compared to 1998 as a result of a reclassification of revenue-related taxes due to deregulation legislation. Revenue-related taxes are now accounted for as a liability, and both revenues and general taxes are reduced in 1999.

Cash flow is lower by $105  million,  due to decreased net income and a negative
variance   in  working   capital,   partially   offset  by  lower   construction
expenditures.

Transmission, Distribution and Sale of Electric Energy
The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy Group and the Nuclear group; electricity was provided to the Customer Service Business Group at a fixed 2.9 cents per kwh in 1999 and 2.5 cents per kwh in 1998.

Retail electric revenues, excluding interchange sales, for the nine months ended September 30, 1999, decreased 5.7% over the corresponding period in 1998 due to the 15% residential decrease mandated by P.A. 90-561, which became effective July 15, 1998, voluntarily advanced by IP from the statutory effective date of August 1, partially offset by increased kwh sales to customers.

Transmission, Distribution and Sale of Natural Gas
Revenues are derived through regulated tariffs. During the nine months ended September 30, 1999, revenues from gas sales and transportation were up 3.1%, while therms sold and transported were up 4.6%. The increase in therm sales was caused by a return to normal weather after the milder-than-usual weather experienced in 1998. There was .2% change in gas margin during the period.


Wholesale Energy
Contribution margin during the nine months ended September 30, 1999, is $54 million higher than during the corresponding period in 1998, due to significantly fewer power purchases in 1999 than in 1998 when IP purchased extremely high-priced electricity to meet system requirements. Partially offsetting this major variance in power purchases are lower interchange sales in 1999, and higher depreciation to reflect the write-up of fossil assets in December 1998.

Cash flow is significantly less than 1998 ($169 million) primarily due to a negative variance in working capital, which is partially offset by higher net income and the sale and lease-back of approximately $80 million of gas turbines at the Tilton Energy Center.

Wholesale Energy provided power to the Customer Service Business Group at 2.9 cents per kwh during the nine months ended September 30, 1999 compared to 2.5 cents per kwh during the corresponding period in 1998.


Nuclear
Both contribution margin and cash flow are higher in 1999 than 1998. Net income increased over last year due to increased intersegment revenues in 1999 related to the operation of the plant in 1999 and lower depreciation in 1999 as a result of the write-off of nuclear facilities.

Cash flow was positively impacted by net income.


Illinova Energy Partners, Inc.
For the nine months ended September 30, 1999, the contribution margin is comparable to the same period in 1998. Cash flow decreased about $4 million, primarily related to changes in working capital.


Illinova Generating Company
For the nine months ended September 30, 1999, the contribution margin was higher than 1998 by about $2 million. Cash flow decreased approximately $19 million, primarily due to changes in working capital.

Other
Included in this category are the Financial Business Group, the Support Services Business Group, and Corporate. These segments did not individually meet the minimum threshold requirements for separate disclosure. Collectively, cash flow for other is the total of changes in assets and liabilities not directly assignable to the business segments and the non-cash portion of income taxes (deferred).

See "Illinova Segments of Business" in the footnotes to the financial statements on pages 19 - 26 for additional information.


RESULTS OF OPERATIONS - ILLINOIS POWER SEGMENTS OF BUSINESS

                     NINE MONTHS ENDED SEPTEMBER 30, 1999

Customer Service
For the nine months ended September 30, 1999, both the contribution margin and cash flow measures were lower than for the corresponding period in 1998. Contribution margin is lower by $59 million, primarily due to decreased electric revenues as discussed below; higher internal charges paid to the Wholesale Energy Group and the Nuclear Group due to higher usage and higher internal pricing, higher depreciation expenses, including regulatory asset amortization, and higher operating expenses. Partially offsetting these variances is a decrease in general taxes in 1999 compared to 1998 as a result of a reclassification of revenue-related taxes due to deregulation legislation. Revenue-related taxes are now accounted for as a liability, and both revenues and general taxes are reduced in 1999.

Cash flow is lower by $105  million,  due to decreased net income and a negative
variance   in  working   capital,   partially   offset  by  lower   construction
expenditures.

Transmission, Distribution and Sale of Electric Energy
The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy Group and the Nuclear group; electricity was provided to the Customer Service Business Group at a fixed 2.9 cents per kwh in 1999 and 2.5 cents per kwh in 1998.

Retail electric revenues, excluding interchange sales, for the nine months ended September 30, 1999 decreased 5.7% over the corresponding period in 1998 due to the 15% residential decrease mandated by P.A. 90-561, which became effective July 15, 1998, voluntarily advanced by IP from the statutory effective date of August 1, partially offset by increased kwh sales to customers.

Transmission, Distribution and Sale of Natural Gas
Revenues are derived through regulated tariffs. During the nine months ended September 30, 1999, revenues from gas sales and transportation were up 3.1%, while therms sold and transported were up 4.6%. The increase in therm sales was caused by a return to normal weather after the milder-than-usual weather experienced in 1998. There was .2% change in gas margin during the period.

Wholesale Energy
Contribution margin during the nine months ended September 30, 1999, is $54 million higher than during the corresponding period in 1998, due to significantly fewer power purchases in 1999 than in 1998 when IP purchased high-priced electricity to meet system requirements. Partially offsetting this major variance in power purchases are lower interchange sales in 1999, and higher depreciation to reflect the write-up of fossil assets in December 1998.

Cash flow is significantly less than 1998 ($169 million) primarily due to a negative variance in working capital, which is partially offset by higher net income and the sale and lease-back of approximately $80 million of gas turbines at the Tilton Energy Center.

Wholesale Energy provided power to the Customer Service Business Group at 2.9 cents per kwh during the nine months ended September 30, 1999, compared to 2.5 cents per kwh during the corresponding period in 1998.


Nuclear
Both contribution margin and cash flow are higher in 1999 than 1998. Net income increased over last year due to increased intersegment revenues in 1999 related to the operation of the plant in 1999 and lower depreciation in 1999 as a result of the write-off of nuclear facilities.

Cash flow was positively impacted by net income.


Other
Included in this category are the Financial Business Group, the Support Services Business Group, and Corporate. These segments did not individually meet the minimum threshold requirements for separate disclosure. Collectively, cash flow for other is the total of changes in assets and liabilities not directly assignable to the business segments and the non-cash portion of income taxes (deferred).

See "Illinois Power Segments of Business" in the footnotes to the financial statements on pages 26 - 32 for additional information.

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

INTEREST RATE RISK

        Illinova is exposed to interest rate risk from its financing activities, through issuance of fixed or variable-rate debt and acquisition of bank notes. IP is likewise exposed to interest rate risk resulting from its issuance of fixed or variable-rate debt, commercial paper, and bank notes. Interest rate exposure is managed in accordance with policy by limiting the variable-rate exposure to a certain percentage of capitalization. Interest rate derivative instruments are also used when deemed appropriate to change the composition of variable to fixed-rate component. In addition, the sensitivity of the portfolio to changes in market factors like interest rate levels and volatility are also monitored. At September 30, 1999, there was no interest rate derivative instrument in use.

        Interest rate VaR is calculated based on a variance-covariance approach using the RiskMetrics FourFifteen(TM) model. A 95 percent confidence level and a one-day holding period is currently used. The interest rate risk as measured by VaR at September 30, 1999, June 30, 1999, March 31, 1999, and December 31, 1998, is given below.

--------------------------------------------------------------------------------
                       Sep 30, 1999   Jun 30, 1999   Mar 31,1999   Dec 31,1998
--------------------------------------------------------------------------------
(Millions of Dollars)       VaR            VaR            VaR           VaR

Illinova,
   including IP debt       $9.4           $7.9           $9.2         $14.9
IP debt only               $8.9           $7.3           $8.7         $14.2
--------------------------------------------------------------------------------

        Contributing factors to the decrease in VaR since December 31, 1998, were the retirement of high coupon debt with maturities extending past the year 2020 and an increase in commercial paper levels from that at year end. At December 31, 1998, VaR was unusually high due to the issuance of securitized debt with the removal of called bonds not occurring until after year end. The securitized debt has shorter maturities than the called bonds, which further contributed to the decrease in VaR.

COMMODITY PRICE RISK

Trading Positions

        Illinova is exposed to commodity price risk through IEP's and IP's trading activities. Effective October 1, 1999, IP's trading activity will be accounted for in the new generation subsidiary, IPMI. IEP uses a variance-covariance approach to calculate VaR, similar to the RiskMetrics(TM) model, to monitor and control its market risk positions. IP measures, monitors, and manages its commodity price risk using a proprietary VaR model employing a Monte Carlo simulation technique. IP and IEP both use a 95 percent confidence level and a five-day holding period to monitor their daily trading market risk positions. During the first quarter of 1999, the Board approved a change in the risk management policy, to use a five day holding period instead of a four-day period. IP's and IEP's trading VaR at September 30, 1999, June 30, 1999, March 31, 1999, and December 31, 1998, as restated using a five day holding period follow:

--------------------------------------------------------------------------------
                       Sep 30, 1999   Jun 30, 1999   Mar 31,1999   Dec 31,1998
--------------------------------------------------------------------------------
(Millions of Dollars)       VaR            VaR            VaR           VaR

IP                         $0.7           $0.3           $0.6          $1.4
IEP                         0.1            0.1            0.1           0.1
--------------------------------------------------------------------------------

        IP and IEP both use stress and scenario testing to control "event risk," (i.e., the risk that certain stressful market events will occur and result in a loss). In addition, option positions are monitored using sensitivity limits such as delta (sensitivity to price change), gamma (sensitivity of delta to price change), and vega (sensitivity to change in implied volatility).

Non-Trading Positions

        IP is also exposed to non-trading commodity price risk through its energy generation business. Effective October 1, 1999, IP's non-trading activity will be accounted for in the new generation subsidiary, IPMI. IP uses physical contracts and is authorized to use financial derivative instruments to manage its native load requirements. To measure, monitor, and control the commodity price risk of its non-trading portfolio, IP uses the same proprietary Monte Carlo model used in the trading portfolio.

        The Monte-Carlo simulation process used in this VaR model generates the power price, fuel price and load series that are used to value the generation assets, fuel assets, and contracts entered into by IP (e.g., tolling, forward, call and put options). A sophisticated process is used to generate daily and hourly prices based on historical price series and volatility, wherein "price spikes," a recent phenomenon in the electricity markets, are modeled into the price series. The VaR calculated by this model represents the maximum reduction in operating margin given a 95 percent confidence level. This means that there is only a 5 percent probability that the reduction in operating margin from the expected margin will be greater than what is provided by the VaR number. In this model, a sufficient number of scenarios are generated, whereby each scenario simulates a one-year margin (one-year holding period). The expected margin is obtained by averaging the margins calculated from all the simulation scenarios. The VaR is obtained by sorting the simulation results from the lowest to highest value and taking the 95th percentile worst case value.

        Since the new VaR methodology was implemented at the beginning of March 1999, there is no comparable VaR number at December 31, 1998. The VaR for the non-trading portfolio at September 30, 1999, June 30, 1999 and March 31, 1999, using a five-day holding period is $5.6 million, $4.9 million, and $11.6 million, respectively.

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

FOREIGN OPERATIONS RISK

        Illinova's foreign operations risk is its inherent risk of loss due to the potential volatility of emerging countries and fluctuations in foreign currency exchange rates in relation to the U.S. dollar. At September 30, 1999, IGC had invested $190 million in several international operations, many of which are joint ventures. Primarily, these investments are with affiliates owning energy-related production, generation, and transmission facilities.

        IGC is exposed to foreign currency risk, sovereign risk, and other foreign operations risks, primarily through investments in affiliates of $48 million in Asia and $139 million in South and Central America. To mitigate risks associated with foreign currency fluctuations, the majority of contracts entered into by IGC or its affiliates are denominated in or indexed to the U.S. dollar.


OTHER MARKET RISK

        Illinova is exposed to equity price risk primarily through IP. IP maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. As of September 30, 1999, these funds were invested in domestic and international equity securities, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes equity investments, IP is maximizing the return to be used to fund nuclear decommissioning, which in the long term will correlate better with inflationary increases in decommissioning costs. The equity securities included in the Corporation's portfolio are exposed to price fluctuations in equity markets as a result of fluctuations in interest rates and other macroeconomic variables. Since the domestic equity portion of the Nuclear Decommissioning Trust portfolio is highly correlated to the S&P 500 index, Illinova has sold S&P 500 futures contracts to mitigate the risk of this portion of the portfolio against a precipitous drop in the equity markets. At September 30, 1999, approximately 30 percent of the total domestic equity portfolio had been mitigated. As of November 1, 1999, 100 percent of the total domestic equity portfolio has been mitigated. Illinova will continue to opportunistically mitigage the remaining portion of the equity portfolio when a more favorable market level is reached.

IP actively monitors its portfolio by benchmarking the performance of its investments against equity and fixed-income indexes. It maintains and periodically reviews established target allocations of the trust assets approved in the investment policy statement. Excluding the S&P 500 futures mitigation, the VaR at September 30, 1999, June 30, 1999, and March 31, 1999, calculated based on a 95 percent confidence level and a one day holding period follows:

--------------------------------------------------------------------------------
                            Sep 30, 1999       Jun 30, 1999       Mar 31, 1999
--------------------------------------------------------------------------------
(Millions of Dollars)            VaR                VaR                VaR

IP                              $1.3               $1.4               $1.4
--------------------------------------------------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits

         The Exhibits filed with this 10-Q are listed on the Exhibit Index.

(b) Reports on Form 8-K since June 30, 1999:

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

            Report filed on Form 8-K on October 15, 1999
                                 Item 5, Other Events: Press Release:
                                 Illinova Releases 1999 Third Quarter
                                 Earnings
                                 Item 7, Exhibits:  Illinova Consolidated
                                 Income Statements.

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







Date:  November 15, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ILLINOIS POWER COMPANY
                                                 (Registrant)




                                                 ---------------------------
                                                 Larry F. Altenbaumer
                                                 President on behalf of
                                                 Illinois Power Company





Date:  November 15, 1999

EXHIBIT INDEX

                                                           PAGE NO. WITHIN
                                                        SEQUENTIAL NUMBERING
EXHIBIT      DESCRIPTION                                       SYSTEM

12.1      Computation of ratio of earnings to fixed
          charges  for  Illinova Corporation.                     62

12.2      Computation of ratio of earnings to fixed
          charges for Illinois Power Company.                     63

27        Financial Data Schedule UT
          (filed herewith)