Form 10-Q/A
period 1999-03-31
ILLINOVA CORP
filed 2000-02-28
CIK 914755

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 Form 10-Q/A

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

Illinova Corporation          Common stock, no par value, 69,919,287
                              shares outstanding at April 30, 1999

Illinois Power Company        Common stock, no par value, 62,892,213
                              shares  outstanding  held by Illinova
                              Corporation at April 30, 1999

                                 ILLINOVA CORPORATION
                                ILLINOIS POWER COMPANY

This combined Form 10-Q/A is separately filed by Illinova Corporation and Illinois Power Company. Information contained herein relating to Illinois Power Company is filed by Illinova Corporation and separately by Illinois Power Company on its own behalf. Illinois Power Company makes no representation as to information relating to Illinova Corporation or its subsidiaries, except as it may relate to Illinois Power Company.

                      FORM 10-Q/A FOR THE QUARTER ENDED March 31, 1999
                                         INDEX
                                                                     PAGE NO.
Part I.  FINANCIAL INFORMATION

   Item 1:  Financial Statements

            Illinova Corporation

                 Consolidated Balance Sheets                         3 - 4
                 Consolidated Statements of Income                       5
                 Consolidated Statements of Comprehensive Income         6
                 Consolidated Statements of Cash Flows                   7

            Illinois Power Company

                 Consolidated Balance Sheets                         8 - 9
                 Consolidated Statements of Income                      10
                 Consolidated Statements of Comprehensive Income        11
                 Consolidated Statements of Cash Flows                  12

            Notes to Consolidated Financial Statements of
                 Illinova Corporation and
                 Illinois Power Company                            13 - 26

   Item 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations for Illinova Corporation
                 and Illinois Power Company                        27 - 44

   Item 3:  Quantitative and Qualitative Disclosures
                 About Market Risk                                 45 - 47

Part II.  OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K and 8-K/A                  48

   Signatures                                                      49 - 50

   Exhibit Index                                                        51

                           PART I. FINANCIAL INFORMATION
                                ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS AS RESTATED
                 (See accompanying Notes to Consolidated Financial Statements)

                                                       MARCH 31,    DECEMBER 31,
                                                         1999          1998
ASSETS                                               (Unaudited)     (Audited)
                                                        (Millions of Dollars)
Utility Plant
    Electric (includes construction work
               in progress of $139.4 million and
               $177.7 million, respectively)           $5,496.0         $5,481.8
    Gas (includes construction work
               in progress of $14.8 million and
               $15.3 million, respectively)               690.5            686.9
                                                       ---------        --------
                                                        6,186.5          6,168.7
Less - Accumulated depreciation                         1,736.6          1,713.7
                                                       ---------        --------
                                                        4,449.9          4,455.0
Nuclear fuel under capital lease                           20.3             20.3
                                                       ---------        --------
       Total utility plant                              4,470.2          4,475.3
                                                       ---------        --------
Investments and Other Assets                              256.8            246.9
                                                       ---------        --------
Current Assets
    Cash and cash equivalents                              65.7            518.1
    Accounts receivable (less allowance
     for doubtful accounts of $5.5 million)
       Service                                            116.6            105.9
       Other                                               91.4            116.1
    Accrued unbilled revenue                               64.4             82.6
    Materials and supplies, at average cost                80.2             90.8
    Assets from commodity price risk
       management activities                               58.5             51.5
    Prepayments and other                                  61.7             51.5
                                                       ---------        --------
       Total current assets                               538.5          1,016.5
                                                       ---------        --------
Deferred Charges
    Transition period cost recovery                       457.3            457.3
    Other                                                 347.0            279.6
                                                       ---------        --------
       Total deferred charges                             804.3            736.9
                                                       ---------        --------
                                                       $6,069.8         $6,475.6
                                                       =========        ========

                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS AS RESTATED
          (See accompanying Notes to Consolidated Financial Statements)

                                                       MARCH 31,    DECEMBER 31,
                                                          1999          1998
CAPITAL AND LIABILITIES                              (Unaudited)     (Audited)
                                                       (Millions of Dollars)
Capitalization
    Common stock -
       No par value, 200,000,000 shares authorized;
       75,681,937 shares issued, stated at             $1,123.3         $1,123.2
    Less - Deferred compensation - ESOP                     5.3              6.8
    Retained deficit - accumulated since 1/1/99            (3.4)               -
    Accumulated other comprehensive income                  0.2                -
    Less - Capital stock expense                            7.3              7.3
    Less - 5,762,650 shares of common stock
       in treasury, at cost                               138.7            138.7
                                                       --------         --------
              Total common stock equity                   968.8            970.4

    Preferred stock of subsidiary                          52.9             57.1
    Company obligated mandatorily redeemable
       preferred stock of subsidiary                      194.5            199.0
    Long-term debt                                        175.7            176.1
    Long-term debt of subsidiary                        2,078.7          2,158.5
                                                       --------         --------
              Total capitalization                      3,470.6          3,561.1
                                                       --------         --------

Current Liabilities
    Accounts payable                                      216.4            256.5
    Notes payable                                         263.5            147.6
    Long-term debt and lease obligations
       of subsidiary maturing within one year             182.0            506.6
    Liabilities from commodity price
       risk management activities                         105.2             99.8
    Other                                                 170.6            203.8
                                                       --------         --------
              Total current liabilities                   937.7          1,214.3
                                                       --------         --------
Deferred Credits
    Accumulated deferred income taxes                     846.0            834.8
    Accumulated deferred investment tax credits            39.2             39.6
    Decommissioning liability                             574.2            567.4
    Other                                                 202.1            258.4
                                                       --------         --------
              Total deferred credits                    1,661.5          1,700.2
                                                       --------         --------
                                                       $6,069.8         $6,475.6
                                                       ========         ========

                              ILLINOVA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
          (See accompanying Notes to Consolidated Financial Statements)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1999            1998
                                                             (Unaudited)
                                                     (Millions except per share)
Operating Revenues:
       Electric                                        $    255.2        $276.6
       Electric interchange                                  94.0          96.3
       Gas                                                  123.1         116.6
       Diversified enterprises                               76.1          85.9
                                                       ----------     ----------
          Total                                             548.4         575.4
                                                       ----------     ----------

Operating Expenses:
       Fuel for electric plants                              51.4          55.7
       Power purchased                                       51.7          97.1
       Gas purchased for resale                              72.5          66.0
       Diversified enterprises                               81.5          94.7
       Other operating expenses                             110.4          79.8
       Maintenance                                           41.3          29.0
       Depreciation & amortization                           44.5          50.7
       Amortization of regulatory asset                       1.5             -
       General taxes                                         29.9          38.7
                                                       ----------     ----------
          Total                                             484.7         511.7
                                                       ----------     ----------
Operating Income                                             63.7          63.7
                                                       ----------     ----------
Other Income and Deductions:
       Miscellaneous-net                                     10.9          (1.5)
       Equity earnings in affiliates                          0.5           5.5
                                                       ----------     ----------
          Total                                              11.4           4.0
                                                       ----------     ----------
Income Before Interest
       Charges and Income Taxes                              75.1          67.7
                                                       ----------     ----------
Interest Charges:
       Interest expense                                      43.1          36.6
       Allowance for borrowed funds
          used during construction                          (1.2)          (1.1)
       Preferred dividend
          requirements of subsidiary                          5.0           4.9
                                                       ----------     ----------
          Total                                              46.9          40.4
                                                       ----------     ----------
Income Before Income Taxes                                   28.2          27.3
                                                       ----------     ----------
Income Taxes                                                 11.3           4.3
                                                       ----------     ----------
Net Income                                                   16.9          23.0
       Carrying amount over
          consideration paid for redeemed
          preferred stock of subsidiary                       0.8             -
                                                       ----------     ----------
Net Income Applicable to
       Common Stock                                         $17.7         $23.0
                                                       ==========     ==========
Earnings per common share (basic
       and diluted)                                         $0.25         $0.32
Cash dividends declared per
       common share                                         $0.31         $0.31
Cash dividends paid per
       common share                                         $0.31         $0.31
Weighted average number of
       common shares outstanding
       during period                                   69,919,287    71,701,253

                                          ILLINOVA
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               (See accompanying Notes to Consolidated Financial Statements)

                                                          THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1999           1998
                                                             (Unaudited)
                                                          (Millions of Dollars)

Net Income Applicable to Common Stock                      $17.7           $23.0
                                                           -----           -----

Other Comprehensive Income
     Foreign currency translation adjustments               (0.1)              -
     Unrealized gains on securities                          0.5               -
                                                           -----           -----
         Other comprehensive income, before tax              0.4               -
     Income taxes on other comprehensive income             (0.2)              -
                                                           -----           -----
     Other comprehensive income, net of tax                  0.2               -
                                                           -----           -----

Comprehensive Income                                       $17.9           $23.0
                                                           =====           =====

                             ILLINOVA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (See accompanying Notes to Consolidated Financial Statements)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1999            1998
                                                             (Unaudited)
                                                         (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $16.9         $23.0
     Items not requiring cash, net                           54.2          44.4
     Changes in assets and liabilities                     (129.4)         62.0
                                                           -------        -----

     Net cash provided (used) by operating activities       (58.3)        129.4
                                                           -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Construction expenditures                              (37.1)        (47.8)
     Other investing activities                             (17.4)         (8.5)
                                                            ------        ------

     Net cash used in investing activities                  (54.5)        (56.3)
                                                           -------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on common stock                              (21.7)        (22.2)
     Reissuance of common stock                                 -           0.7
     Redemptions -
          Short-term debt                                  (123.4)       (115.6)
          Long-term debt of subsidiary                     (345.8)            -
          Preferred stock of subsidiary                      (8.6)            -
     Issuances -
          Short-term debt                                   239.3           8.9
          Long-term debt                                        -          92.4
     Other financing activities                             (79.4)          0.3
                                                           -------        ------

     Net cash used in financing activities                 (339.6)        (35.5)
                                                           -------        ------

     NET CHANGE IN CASH AND CASH EQUIVALENTS               (452.4)         37.6
     CASH AND CASH EQUIVALENTS
        AT BEGINNING OF YEAR                                518.1          33.0
                                                           -------        ------

     CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                    $65.7         $70.6
                                                           =======        ======

                             ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS AS RESTATED
          (See accompanying Notes to Consolidated Financial Statements)

                                                        MARCH 31,   DECEMBER 31,
                                                          1999          1998
                                                       (Unaudited)   (Audited)
                                                         (Millions of Dollars)
ASSETS

Utility Plant
   Electric (includes construction work
       in progress of $139.4 million and
       $177.7 million, respectively)                      $5,496.0      $5,481.8
   Gas (includes construction work
       in progress of $14.8 million and
       $15.3 million, respectively)                          690.5         686.9
                                                          --------      --------
                                                           6,186.5       6,168.7
Less - Accumulated depreciation                            1,736.6       1,713.7
                                                          --------      --------
                                                           4,449.9       4,455.0
Nuclear fuel under capital lease                              20.3          20.3
                                                          --------      --------
     Total utility plant                                   4,470.2       4,475.3
                                                          --------      --------
Investments and Other Assets                                   3.2           2.6
                                                          --------      --------
Current Assets
   Cash and cash equivalents                                  49.3         504.5
   Accounts receivable (less allowance
    for doubtful accounts of $5.5 million)
     Service                                                 116.6         105.9
     Other                                                    29.2          32.5
   Accrued unbilled revenue                                   64.4          82.6
   Materials and supplies, at average cost                    79.0          90.4
   Assets from commodity price risk
     management activities                                    33.9          26.0
   Prepayments and other                                      49.7          42.8
                                                          --------      --------
     Total current assets                                    422.1         884.7
                                                          --------      --------
Deferred Charges
   Transition period cost recovery                           457.3         457.3
   Other                                                     350.5         284.2
                                                          --------      --------
     Total deferred charges                                  807.8         741.5
                                                          --------      --------
                                                          $5,703.3      $6,104.1
                                                          ========      ========

                                 ILLINOIS POWER COMPANY
                               CONSOLIDATED BALANCE SHEETS AS RESTATED
               (See accompanying Notes to Consolidated Financial Statements)

                                                        MARCH 31,   DECEMBER 31,
                                                          1999          1998
                                                       (Unaudited)    (Audited)
                                                         (Millions of Dollars)
CAPITAL AND LIABILITIES

Capitalization
    Common stock -
      No par value, 100,000,000 shares
      authorized; 75,643,937 shares issued,
      stated at                                           $1,186.0      $1,185.9
    Retained earnings - accumulated since 1/1/99              19.4           -
    Accumulated other comprehensive income                     0.2           -
    Less - Capital stock expense                               7.3           7.3
    Less - 12,751,724 shares of
      common stock in treasury, at cost                      286.4         286.4
                                                          --------      --------
           Total common stock equity                         911.9         892.2
    Preferred stock                                           52.9          57.1
    Company obligated mandatorily
      redeemable preferred stock                             194.5         199.0
    Long-term debt                                         2,078.7       2,158.5
                                                          --------      --------
           Total capitalization                            3,238.0       3,306.8
                                                          --------      --------

Current Liabilities
    Accounts payable                                         228.7         216.2
    Notes payable                                            197.5         147.6
  Long-term debt and lease obligations
      maturing within one year                               182.0         506.6
    Liabilities from commodity price
      risk management activities                              71.0          61.6
    Other                                                    108.9         150.5
                                                          --------      --------
           Total current liabilities                         788.1       1,082.5
                                                          --------      --------
Deferred Credits
    Accumulated deferred income taxes                        861.7         849.5
    Accumulated deferred investment tax credits               39.2          39.6
    Decommissioning liability                                574.2         567.4
    Other                                                    202.1         258.3
                                                          --------      --------
           Total deferred credits                          1,677.2       1,714.8
                                                          --------      --------
                                                          $5,703.3      $6,104.1
                                                          ========      ========

                                 ILLINOIS POWER COMPANY
                           CONSOLIDATED STATEMENTS OF INCOME
           (See accompanying Notes to Consolidated Financial Statements)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1999          1998
                                                               (Unaudited)
                                                          (Millions of Dollars)
Operating Revenues:
    Electric                                              $255.2        $276.6
    Electric interchange                                    94.0          96.3
    Gas                                                    123.1         116.6
                                                          ------        ------
       Total                                               472.3         489.5
                                                          ------        ------

Operating Expenses and Taxes:
    Fuel for electric plants                                51.4          55.7
    Power purchased                                         51.7          97.1
    Gas purchased for resale                                72.5          66.0
    Other operating expenses                               110.4          79.8
    Maintenance                                             41.3          29.0
    Depreciation & amortization                             44.5          50.7
    Amortization of regulatory asset                         1.5           -
    General taxes                                           29.9          38.7
    Income taxes                                            13.7          10.7
                                                          ------        ------
       Total                                               416.9         427.7
                                                          ------        ------
Operating Income                                            55.4          61.8
                                                          ------        ------
Other Income and Deductions, Net                             6.2           1.6
                                                          ------        ------
Income Before Interest Charges                              61.6          63.4
                                                          ------        ------

Interest Charges and Other:
    Interest expense                                        39.8          34.1
    Allowance for borrowed funds
       used during construction                            (1.2)          (1.1)
                                                          ------        ------
       Total                                                38.6          33.0
                                                          ------        ------

Net Income                                                  23.0          30.4
    Less-Preferred dividend
       requirements                                          5.0           4.9
    Plus - Carrying amount over
       consideration paid for
       redeemed preferred stock                              0.8            -
                                                          ------        ------
Net Income Applicable to
    Common Stock                                           $18.8        $25.5
                                                          ======        ======

                                 ILLINOIS POWER COMPANY
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               (See accompanying Notes to Consolidated Financial Statements)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            1999       1998
                                                              (Unaudited)
                                                          (Millions of Dollars)

Net Income Applicable to Common Stock                     $18.8      $25.5
                                                          -----      -----

Other Comprehensive Income
         Unrealized gains on securities                     0.4        -
         Income taxes on other comprehensive income        (0.2)       -
                                                          -----      -----
         Other comprehensive income, net of tax             0.2        -
                                                          -----      -----

Comprehensive Income                                      $19.0      $25.5
                                                          =====      =====

                             ILLINOIS POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            1999           1998
                                                                (Unaudited)
                                                          (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $22.9         $30.4
     Items not requiring cash, net                           55.5          47.4
     Changes in assets and liabilities                     (105.6)         61.7
                                                          -------         -----

     Net cash provided (used) by operating activities       (27.2)        139.5
                                                          -------         -----

CASH FLOWS FROM INVESTING ACTIVITIES
     Construction expenditures                              (37.1)        (47.8)
     Other investing activities                              (2.7)           0.6
                                                          -------         ------

     Net cash used in investing activities                  (39.8)        (47.2)
                                                          -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends on preferred and common stock                 (4.3)        (27.2)
     Redemptions -
          Short-term debt                                  (123.4)        (77.1)
          Long-term debt                                   (345.8)          -
          Preferred stock                                    (8.6)          -
     Issuances -
          Short-term debt                                   173.3           -
          Long-term debt                                      -            52.4
     Other financing activities                             (79.4)          -
                                                          -------         ------

     Net cash used in financing activities                 (388.2)        (51.9)
                                                          -------         ------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (455.2)         40.4
CASH AND CASH EQUIVALENTS
        AT BEGINNING OF YEAR                                504.5          17.8
                                                          -------         ------

CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                    $49.3         $58.2
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

        In the opinion of Illinova, the accompanying unaudited March 31, 1999, and audited December 31, 1998, consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of March 31, 1999, and December 31, 1998, the Consolidated Statements of Income for the three months ended March 31, 1999 and 1998, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998. In addition, it is Illinova's and IP's opinion that the accompanying unaudited March 31, 1999, and audited December 31, 1998, consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of March 31, 1999, and December 31, 1998, the Consolidated Statements of Income for the three months ended March 31, 1999 and 1998, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

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

         Under P.A. 90-561, customers with demand greater than 4 MW at a single site and customers with at least 10 sites which aggregate at least 9.5 MW in total demand will be free to choose their electric generation suppliers ("direct access") starting October 1999. Direct access for the remaining non-residential customers will occur in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all at regulated rates. Rates for delivery services for non-residential customers will be established in 1999, in proceedings mandated by P.A. 90-561. The transition charges departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss because of the mitigation factor described below. IP will be able to estimate the revenue impact of customer choice more accurately when the various components of the transition charges calculation have been established.
         Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

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

         In December 1998, Illinova's and IP's Boards of Directors decided to exit the nuclear portion of the business by either sale or shutdown of Clinton Power Station (Clinton). FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less costs to sell. Consequently, IP wrote off the value of Clinton and accrued Clinton-related exit costs, which resulted in a $1,523.7 million, net of income taxes, charge against retained earnings and an accumulated deficit in Illinova's consolidated retained earnings balance of $1,616.0 million.

         Illinova's and IP's Boards of Directors also chose in December 1998 to effect a quasi-reorganization. The quasi-reorganization is an accounting procedure that eliminated the accumulated deficit in retained earnings and permitted the Company to proceed on much the same basis as if it had been legally reorganized by restating the Company's assets and liabilities to their fair values, with the net amount of these adjustments added to or deducted from the deficit. The remaining deficit in retained earnings was then eliminated by a transfer from paid-in capital, giving the Company a "fresh start" with a zero balance in retained earnings. The quasi-reorganization eliminated Illinova's consolidated accumulated deficit in retained earnings of $1,616.0 million.

         Implementation of a quasi-reorganization required the adoption of any accounting standards that had not yet been adopted because their required implementation date had not occurred. All applicable accounting standards were adopted as of December 1998. The standards adopted included FAS 133, "Accounting for Derivative Instruments and Hedging Activities," EITF Issue 98-10,

"Accounting for Contracts Involved in Energy Trading and Risk Management Activities", SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities."


        Illinova and IP recognized other comprehensive income for the three months ended March 31, 1999, as required by FAS 130, "Reporting Comprehensive Income." FAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Illinova and IP have adopted the two-statement approach, as provided for by FAS 130 and present a separate statement of comprehensive income in addition to the income statement. Items included in Illinova's other comprehensive income for the three months ended March 31, 1999, include unrealized gains on securities, foreign currency translations, and related income taxes. IP's March 31, 1999, other comprehensive income was comprised of unrealized gains on securities held in IP's nuclear decommissioning trust and related income taxes. There were no items reported as other comprehensive income in 1998.


        MANUFACTURED GAS PLANT SITES

        IP's estimated liability for Manufactured Gas Plant (MGP) site remediation is $61 million. This amount represents IP's current estimate of the costs it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites.

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


TREASURY STOCK

        Through March 31, 1999, IP has purchased a total of 12,751,724 shares of its common stock from Illinova, all of which are held as treasury stock and are deducted from common equity at the cost of the shares purchased. No shares of IP common stock were purchased during the first three months of 1999. At the October 14, 1998, Illinova Board of Director's meeting, the Board approved the repurchase of up to 12 million shares of Illinova common stock over the next six to twelve months in conjunction with IP's issuance of securitized debt, although no additional repurchases are planned, at present. For more information, see "Liquidity and Capital Resources" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28 of this report.

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

        As of December 31, 1998, Illinova and its subsidiaries adopted EITF 98-10. For more information regarding Illinova's adoption of new accounting pronouncements, see Accounting Matters of this section on page 15 of this report. At March 31, 1999, IP's and IEP's derivative assets and liabilities were recorded in the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. IP and IEP record realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income.

        The notional quantities and average terms of commodity instruments held for trading purposes at March 31, 1999, are presented below:

                         Volume-Fixed       Volume-Fixed          Average
                         Price Payor       Price Receiver           Term
Electricity
   IP                       2,300 MW           1,950 MW            1 year
   IEP                     11,388 MW          11,053 MW            1 year
Gas
   IEP (in thousands)       2,350 MMBtu        2,350 MMBtu         1 year

        All notional amounts reflect the volume of transactions but do not represent the dollar amounts or actual megawatts exchanged by the parties to the contracts. Accordingly, notional amounts do not accurately measure Illinova's exposure to market or credit risk.

        The estimated fair value of commodity instruments held for trading purposes at March 31, 1999, are presented below:

                                            Fair Value          Fair Value
      (Millions of dollars)                   Assets            Liabilities

Electricity
   IP                                          $27.2              $52.1
   IEP                                          24.6               34.0
                                                ----               ----
                                                51.8               86.1

Gas
   IEP                                           2.2                1.2
                                                 ---                ---
                                               $54.0              $87.3

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

        Periodically, IP has used interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of March 31, 1999, there were no interest rate derivatives outstanding.

        In order to hedge expected purchases of emission allowances, IP has entered into swap agreements and written put options with other utilities to mitigate the risk from market fluctuations in the price of the allowances. At March 31, 1999, the notional amount of two emission allowance swaps was 126,925 units, with a recorded liability of $15.6 million, based on fair value at delivery date. The maximum maturity of the swap agreements is 10 years. These agreements do not fall under the scope of FAS 133. Due to the remote probability of exercise, three put options written by IP are considered immaterial.

        As of December 31, 1998, Illinova and its subsidiaries adopted FAS 133. IP's derivative assets and liabilities are currently recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. Hedge accounting was not applied. In the future, if hedge accounting is applied, unrealized gains and losses will be shown as a component of Comprehensive Income in the equity section of the Consolidated Balance Sheets. IP records realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income. As of March 31, 1999, all non-trading derivative instruments were accounted for using mark-to-market accounting.

        The notional quantities and the average term of energy derivative commodity instruments held for other than trading purposes at March 31, 1999, follows:

                             Volume-Fixed       Volume-Fixed       Average
                             Price Payor       Price Receiver        Term
Electricity
   IP                           900 MW             300 MW            1 year

        In addition to the fixed-price notional volumes above, IP recorded a $25 million liability in 1998 for two "commodity for commodity" energy swap agreements totaling 350 MW which are not considered derivatives as defined by

FAS 133. As of March 31, 1999, the swap liability decreased to $23.5 million. The decrease in the liability is due to IP's commencing repayment of one power swap in January 1999.

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

        The estimated fair values of energy derivative commodity instruments, held for non-trading purposes at March 31, 1999, are presented below:

                                      Fair Value              Fair Value
     (Millions of dollars)              Assets                Liabilities

Electricity
   IP                                    $6.0                    $18.6

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

In 1998, three measures were used to judge segment performance: contribution margin, cash flow, and return on net invested capital. In 1999, two measures were used to judge segment performance: contribution margin and cash flow; return on net invested capital is no longer a corporate measure in 1999.


Illinova Corporation
Three Months Ended March 31, 1999                        (Millions of Dollars)

                                                              Illinova
                                   Customer  Wholesale         Energy   Illinova  Other  Consoli-
                                   Service    Energy  Nuclear Partners  Generating        dated
1999
Revenues from external customers     376.7       94.1     1.5        -         -      -    472.3
Diversified enterprise revenue           -          -       -     46.4       28.3   1.4     76.1
Intersegment revenue (1)                 -      135.9    (0.7)       -          -     -    135.2
                                     -----------------------------------------------------------
   Total Revenue                     376.7      230.0     0.8     46.4       28.3    1.4   683.6
Depreciation and amortization
   expense                            18.5       25.6     2.0        -          -   (0.1)   46.0
Other operating expenses (1)         275.3      126.6    89.4     49.3       30.1    3.2   573.9
                                     -----------------------------------------------------------
   Operating income (loss)            82.9       77.8   (90.6)    (2.9)      (1.8)  (1.7)   63.7
Interest expense                      19.3       19.9     0.7        -          -    3.2    43.1
AFUDC                                 (0.4)      (0.8)      -        -          -    0.0    (1.2)
                                     -----------------------------------------------------------
   Net income (loss) before taxes     64.0       58.7   (91.3)    (2.9)      (1.8)  (4.9)   21.8
Income tax expense (benefit)          24.4       22.3   (35.7)    (0.7)       1.7   (0.7)   11.3
Miscellaneous - net                      -        0.1    (0.5)       -       (6.2)  (1.2)   (7.8)
Equity earnings in subsidiaries          -          -       -     (1.0)       0.4    0.1    (0.5)
Interest revenue                         -          -    (1.1)       -          -   (2.0)   (3.1)
                                     -----------------------------------------------------------
   Net income (loss) after taxes      36.7       36.3   (54.0)    (1.2)       2.3   (1.1)   21.9
Preferred dividend requirement and
   carrying amount over consideration
   paid for redeemed preferred stock   2.9        3.0    (0.9)       -          -   (0.8)    4.2
                                      ----------------------------------------------------------
Net income (loss) available
   to common                          36.7       33.3   (53.5)    (1.2)       2.3   (0.3)   17.7
-----------------------------------------------------------------------------------------------------------------------------------
Other information -
   Total assets (3)                2,297.3    3,121.8   198.5     63.3      239.7  149.2 6,069.8
   Subsidiary's investment in
      equity method investees            -          -       -      9.5      188.5      -   198.0
   Total expenditures for additions
      to long-lived assets            22.9       14.5       -        -          -    0.9    38.3
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (4)            50.0       46.5   (53.4)    (1.2)       2.3    0.9    45.3
   Cash flow (5)                      42.1      (87.6) (106.3)    (1.7)      12.5   51.6   (89.4)
-----------------------------------------------------------------------------------------------------------------------------------

(1)   Intersegment revenue priced at 2.9 cents per kwh delivered.
      Intersegment expense is reflected in other operating expenses for Customer Service.
(2)   Net Income (loss) before Clinton impairment loss.
(3) Primary assets for Nuclear include decommissioning assets, shared general and intangible plant and nuclear fuel.
(4) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirement.
(5)   Cash flow before financing activities.


Illinova Corporation
Three Months Ended March 31, 1998                      (Millions of Dollars)

                                                              Illinova
                                   Customer  Wholesale         Energy   Illinova  Other  Consoli-
                                   Service    Energy  Nuclear Partners  Generating        dated
1998
Revenues from external customers     391.6       96.3     1.6        -         -      -    489.5
Diversified enterprise revenue           -          -       -     84.9        0.7   0.3     85.9
Intersegment revenue (1)                 -      111.8    (0.6)       -          -     -    111.2
                                     ------------------------------------------------------------
   Total Revenue                     391.6      208.1     1.0     84.9       0.7    0.3    686.6
Depreciation and amortization
   expense                            16.9        7.4    24.8        -          -   1.6     50.7
Other operating expenses (1)         244.7      150.7    84.0     89.8        4.0  (1.0)   572.2
                                     ------------------------------------------------------------
   Operating income (loss)           130.0       50.0  (107.8)    (4.9)      (3.3)  (0.3)   63.7
Interest expense                      17.1        5.7    21.5        -          -   (7.7)   36.6
AFUDC                                 (0.3)      (0.4)   (0.4)       -          -      -    (1.1)
                                     ------------------------------------------------------------
   Net income (loss) before taxes    113.2       44.7  (128.9)    (4.9)      (3.3)   7.4    28.2
Income tax expense (benefit)          46.4       16.7   (55.3)    (1.1)      (0.7)  (1.7)    4.3
Miscellaneous - net                      -        1.8       -     (0.1)         -   (0.2)    1.5
Equity earnings in subsidiaries          -          -       -     (2.0)      (3.5)     -    (5.5)
Interest revenue                         -          -       -        -          -      -       -
                                     ------------------------------------------------------------
   Net income (loss) after taxes      66.8       26.2   (73.6)    (1.7)       0.9    9.3    27.9
Preferred dividend requirement and
   carrying amount over consideration
   paid for redeemed preferred stock   1.8        0.7     2.5        -          -   (0.1)    4.9
                                      ----------------------------------------------------------
Net income (loss) available
   to common                          65.0       25.5   (76.1)    (1.7)       0.9    9.4    23.0
-----------------------------------------------------------------------------------------------------------------------------------
Other information -
   Total assets                    1,766.9      717.1  2,772.3     56.4     174.6  131.5 5,618.8
   Subsidiary's investment in
      equity method investees            -          -       -      12.4     165.4      -   117.8
   Total expenditures for additions
      to long-lived assets            30.2       10.2     7.2        -          -    1.3    48.9
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (2)            75.6       28.1   (61.2)    (1.7)       0.9    5.0    46.7
   Cash flow (3)                      73.2       43.2   (81.6)     2.1        3.9   42.1    82.9
-----------------------------------------------------------------------------------------------------------------------------------
Return on net invested capital (4)    5.9%       6.0%     N/A      5.2%      0.5%   N/A     1.3%

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

GEOGRAPHIC INFORMATION

(Millions of dollars)
--------------------------------------------------------------------------------
Quarter ended March 31,                     1999        1998
--------------------------------------------------------------------------------
Revenues: (1)
     United States                       $544.2       $575.4
     Foreign countries - seven              4.2            0
                                         ------       ------
                                         $548.4       $575.2
                                         ======       ======


(Millions of dollars)
--------------------------------------------------------------------------------
March 31,                                  1999        1998
--------------------------------------------------------------------------------
Long-lived assets: (2)
     United States                       $4,525.5    $4,597.4
     Foreign countries - nine               157.1       124.8
                                         --------    --------
                                         $4,682.6    $4,722.2
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

In 1998, three measures were used to judge segment performance: contribution margin, cash flow, and return on net invested capital. In 1999, two measures were used to judge segment performance; contribution margin and cash flow; return on net invested capital is no longer a corporate measure in 1999.

Illinois Power
Three Months Ended March 31, 1999

                                                          Customer       Wholesale                                   Total
1999                                                      Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $376.7           $94.1         $1.5           $ -         $472.3
Intersegment revenue (1)                                            -           135.9        (0.7)             -          135.2
                                                       -------------------------------------------------------------------------
  Total Revenue                                                 376.7           230.0          0.8             -          607.5
Depreciation and amortization expense                            18.5            25.6          2.0         (0.1)           46.0
Other operating expenses (1)                                    275.3           126.6         89.4           1.1          492.4
                                                       -------------------------------------------------------------------------
  Operating income (loss)                                        82.9            77.8       (90.6)         (1.0)           69.1
Interest expense                                                 19.3            19.9          0.7         (0.1)           39.8
AFUDC                                                           (0.4)           (0.8)            -           0.0          (1.2)
                                                       -------------------------------------------------------------------------
  Net income (loss) before taxes                                 64.0            58.7       (91.3)         (0.9)           30.5
Income tax expense (benefit)                                     24.4            22.3       (35.7)           0.6           11.6
Miscellaneous-net                                                   -             0.1        (0.5)         (0.4)          (0.8)
Interest revenue                                                    -               -        (1.1)         (2.2)          (3.3)
                                                       -------------------------------------------------------------------------
  Net income (loss) after taxes                                  39.6            36.3       (54.0)           1.1           23.0
Preferred dividend requirement and
  carrying amount over consideration
  paid for redeemed preferred stock                               2.9             3.0        (0.9)         (0.8)            4.2
                                                       -------------------------------------------------------------------------
Net income (loss) available to common                          $ 36.7          $ 33.3     $ (53.1)          $1.9         $ 18.8
--------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets (2)                                           $2,297.3        $3,121.8       $198.5        $ 34.4       $5,652.0
  Total expenditures for additions to long-lived
    assets                                                       22.9            14.5            -           0.9           38.3
Corporate Measures -
  Contribution margin (3)                                      $ 50.0          $ 46.7     $ (53.4)          $1.1         $ 44.4
  Cash flow (4)                                                  42.1          (87.6)      (106.3)          81.4         (70.4)
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


Illinois Power
Three Months Ended March 31, 1998

                                                              Customer       Wholesale                                   Total
1998                                                          Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $391.6           $96.3        $ 1.6           $ -         $489.5
Intersegment revenue (1)                                            -           111.8        (0.6)             -          111.2
                                                       -------------------------------------------------------------------------
  Total Revenue                                                 391.6           208.1          1.0             -          600.7
Depreciation and amortization expense                            16.9             7.4         24.8           1.6           50.7
Other operating expenses (1)                                    244.7           150.7         84.0         (1.9)          477.5
                                                       -------------------------------------------------------------------------
  Operating income (loss)                                       130.0            50.0      (107.8)           0.3           72.5
Interest expense                                                 17.1             5.7         21.5        (10.2)           34.1
AFUDC                                                           (0.3)           (0.4)        (0.4)             -          (1.1)
                                                       -------------------------------------------------------------------------
  Net income (loss) before taxes                                113.2            44.7      (128.9)          10.5           39.5
Income tax expense (benefit)                                     46.4            16.7       (55.3)         (0.6)            7.2
Miscellaneous-net                                                   -             1.8            -           0.3            2.1
Interest revenue                                                    -               -            -         (0.2)          (0.2)
                                                       -------------------------------------------------------------------------
  Net income (loss) after taxes                                  66.8            26.2       (73.6)          11.0           30.4
Preferred dividend requirement                                    1.8             0.7          2.5         (0.1)            4.9
                                                       -------------------------------------------------------------------------
Net income (loss) available to common                          $ 65.0           $25.5     $ (76.1)        $ 11.1         $ 25.5
--------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets                                               $1,766.9         $ 717.1     $2,772.3        $ 84.4       $5,340.7
  Total expenditures for additions to long-lived
   assets long-lived assets                                    $ 30.2           $10.2        $ 7.2         $ 1.3         $ 48.9

--------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (2)                                      $ 75.6           $28.1     $ (61.2)         $ 5.1         $ 47.6
  Cash flow (3)                                                  73.2            43.2       (81.6)          31.3           66.1
  Return on net invested capital (4)                             5.9%            6.0%          N/A           N/A           1.3%
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

GEOGRAPHIC INFORMATION

(Millions of dollars)
--------------------------------------------------------------------------------
Quarter ended March 31,                     1999        1998
--------------------------------------------------------------------------------
Revenues: (1)
     United States                       $472.3       $489.5
                                         ======       ======

(Millions of dollars)
--------------------------------------------------------------------------------
March 31,                                  1999        1998
--------------------------------------------------------------------------------
Long-lived assets: (2)
     United States                       $4,436.1    $4,536.5
                                         ========    ========

(1) Revenues are attributed to geographic regions based on location of customer.
(2) Long-lived assets include plant, equipment, and investments in subsidiaries.

RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 1999 AND AS OF DECEMBER 31, 1998

In February 2000, Illinova and IP restated their consolidated financial statements for the year ended December 31, 1998 to reflect a revision to the initial estimate of the "Transition period cost recovery" regulatory asset established in December 1998 coincident with the impairment of the Clinton Power Station. The effect of this revision was to decrease the amount of the regulatory asset at December 31, 1998, and correspondingly increase the related impairment charge by $325.7 million ($196.5 million net of taxes). The impact of this revision on the consolidated financial statements follows:


------------------------------------------------------------------------------------------
                                      March 31, 1999               December 31, 1998
-------------------------------------------------------------------------------------------
                                 As Previously   As Restated    As Previously   As Restated
                                    Reported                       Reported
-------------------------------------------------------------------------------------------
                                     (Millions of Dollars)          (Millions of Dollars)
Illinova Corporation
Common stock-No par value       $1,319.8          $1,123.3       $1,319.7       $1,123.2

Illinois Power Company
Common stock-No par value       $1,382.5          $1,186.0       $1,382.4       $1,185.9
-------------------------------------------------------------------------------------------

As a result of the quasi-reorganization, there was no effect of this revision on "Retained Earnings." For more information, see "Accounting Matters" of "Notes to Consolidated Financial Statements" on page 15 of this report.

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

        The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and subsequent securities filings could cause results to differ materially from management expectations as suggested by such forward-looking statements: the outcome of state and Federal regulatory proceedings affecting the restructuring of the electric and utility industry; the impact on IP of current regulations providing for rate reductions and the phasing in of the opportunity for some customers to choose alternative energy suppliers; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of IP's business at both the state and Federal levels, and the increasing popularity of alternative sources of electricity, such as co-generation facilities; the effects of the implementation of Illinova's various strategies to best respond to its changing business and regulatory environment, including potential acquisitions, focused growth of unregulated businesses and other options; the fluctuating electricity supply demands of IP customers, which, if increased beyond IP's generation capacity, might result in unplanned outages forcing IP to acquire additional supplies in the electricity marketplace in uncertain and often volatile prices and availability; changes in prices and costs of fuel; various financial risks attendant to selling or shutting down Clinton; ongoing nuclear operational exposures until Clinton is sold or shut down; the effect of events that can occur in Illinova's or IP's business operations or in general economic conditions, that could negatively impact its financial flexibility and costs of financing; the impact of the sale or shutdown of Clinton on IP's ability to issue indebtedness under its existing mortgages; the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which are likely to have a negative financial effect; various factors affecting non-utility investments, such as IGC's investments in foreign countries, which are subject to currency fluctuations, cyclical and sustained economic downturns and political risks; the inherent risks of active purchases and sales by Illinova, through IEP and IP, of electricity and natural gas futures and similar contracts; and the ability of Illinova and IP, their vendors and others to manage Year 2000 issues.

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

        Illinova Power Marketing, Inc. (IPMI) is a wholly-owned subsidiary of Illinova created in April, 1999 to become the wholesale generation and power marketing company to which IP's fossil generating assets will be transferred. Regulatory approvals for the transfer of these assets and for IPMI's marketing activities are being sought.

RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998 AND AS OF MARCH 31, 1999

In February 2000, Illinova and IP restated their financial statements for the year ended December 31, 1998 to reflect a revision to the initial estimate of the "Transition period cost recovery" regulatory asset established in December 1998 coincident with the impairment of the Clinton Power Station. The effect of this revision was to decrease the amount of the regulatory asset at December 31, 1998, and correspondingly increase the related impairment charge by $325.7 million ($196.5 million net of tax). The net effect of this revision was to increase the previously reported net loss by $196.5 million, or $2.74 per common share (basic and diluted). As a result of the quasi-reorganization described below, there was no effect of this revision on "Retained earnings;" however, "Total common stock equity" was reduced by $196.5 million. The financial tables and stateemnts, the notes to the consolidated financial statements, and management's discussion and analysis of financial condition and results of operations in the 10-Q/A have been modified to reflect these changes.


LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

        Cash  flows  from  operations  during  the first  three  months of 1999, supplemented by external financing and cash on hand, were sufficient to meet ongoing operating requirements and to service existing common and preferred stock dividends, debt requirements, IP's construction requirements and Illinova's investments in its subsidiaries. However, Illinova and IP liquidity has decreased as compared to March 31, 1998, as a result of higher fossil maintenance costs, increased marketing expenses, and higher Clinton costs combined with lower revenues caused by the rate reduction mandated by P.A. 90-561.

        Illinova expects to use future operating cash flows, supplemented by external financing, to meet operating requirements and to continue to service existing debt, IP's preferred and Illinova common stock dividends, and
Illinova's and IP's anticipated subsidiary investments and construction requirements for the remainder of 1999.

        Illinova currently has authority to issue an additional $130 million in debt securities under an existing $300 million shelf registration. Illinova put in place a $130 million Revolving Credit Agreement in January 1999, which had $64 million of capacity available at March 31, 1999. Prior to 1999 IP has paid Illinova dividends on the IP common stock held by Illinova to provide Illinova cash for operations. IP is limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment, and by the Federal Power Act, which precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." In the first quarter of 1999, IP did not declare or pay dividends on its common stock. Based on the Board's current dividend policy, management expects IP's retained earnings to be sufficient to support Illinova common dividends. IP also is allowed to periodically repurchase its common stock from Illinova in accordance with authority granted by the ICC, contingent on IP meeting certain cash flow tests. IP currently does not satisfy this cash flow test and it is anticipated that it will not satisfy the test throughout 1999. This test would not interfere with the repurchases, if any, of Illinova equity shares using securitization proceeds. Illinova's current $130 million capacity under the existing shelf registration should meet its cash requirements through the remainder of 1999. Illinova and IGC are developing additional financing capabilities to meet future needs.

        Through May 10, 1999, IP redeemed $57.1 million of 8.75% First Mortgage Bonds due 2021, $229 million of 8.00% New Mortgage Bonds due 2023, $22.9 million of 7.95% First Mortgage Bonds due 2004, $36.8 million of 6.50% First Mortgage Bonds due 1999, $39.85 million of 7.50% New Mortgage Bonds due 2025, along with 154,900 shares of Monthly Income Preferred Securities (MIPS) and 83,780 shares of various serial preferred stock series. These securities were retired using funds from securitization proceeds received in December 1998.

        IP's capital requirements for construction were approximately $37 million and $48 million during the three months ended March 31, 1999 and 1998, respectively. Through 2000, IP plans to complete improvements in its generation facilities including pollution control equipment and new combustion turbine peaking units. Illinova estimates that it will spend approximately $370 million for IP construction expenditures in 1999. IP construction expenditures for 1999 through 2003 are expected to total approximately $1.3 billion. In light of the December 1998 decision to exit Clinton and resulting Clinton impairment, Clinton capital expenditures are expensed as incurred and are not included in the above estimates. On March 2, 1999, IP deposited $62.1 million for partially depleted nuclear fuel in the Clinton reactor with IP Fuel Company as a result of Clinton Nuclear Station failing to restart by January 31, 1999. The liability for the nuclear fuel was accrued as of December 31, 1998. As part of the Clinton impairment entries at year end, nuclear fuel was written down to the expected consumption through August 31, 1999.

        Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades, and other costs which cannot be determined at this time.

        In addition to IP construction expenditures, Illinova's capital expenditures for 1999 through 2003 are expected to include $592 million for mandatory debt retirement and approximately $600 million target levels for investment opportunities by the non-regulated subsidiaries. In addition, IPSPT has long-term debt maturities of $86.4 million in each of the above years.

        IP currently has the authority to issue $250 million in long-term debt and $500 million in short-term debt, which includes $350 million in committed bank lines of credit. Of these authorized amounts, IP had $229 million at March 31, 1999, in remaining capacity that may be utilized to issue commercial paper and extend floating rate notes. IP anticipates that this liquidity will be sufficient to address its requirements into the fourth quarter of 1999. IP is developing additional financial capabilities to meet future needs.

        Presently, IP's mortgage bonds are rated Baa1 by Moody's, BBB+ by Duff & Phelps and BBB by Standard & Poor's. IP's preferred stock is rated Baa2 by Moody's, BBB- by Duff & Phelps and BB+ by Standard & Poor's. Illinova's senior and medium-term notes have a rating of Baa3 from Moody's and BBB- from Standard & Poor's. On July 6, 1998, a change in outlook was issued. The outlook from Moody's changed from stable to negative and the outlook from Standard & Poor's changed from positive to stable.

        On March 4, 1999, Moody's placed all of the securities of Illinova and IP under review for possible downgrade, citing erosion of cash flow and an expected increase in leverage caused by the extended Clinton outage. On April 18, 1999, Moody's confirmed the security ratings of Illinova and IP, and removed the securities from review for possible downgrade following the NRC's decision to allow the restart of Clinton and the announcement of an interim sales agreement with AmerGen to purchase and operate Clinton. See "PECO Agreement" section which follows on page 30 for additional information regarding the interim sales agreement.


ACCOUNTING MATTERS

        For further information on accounting issues, see "Accounting Matters" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 15 of this report.


CLINTON POWER STATION

        In September 1996, a leak in a recirculation pump seal caused IP operations personnel to shut down Clinton. Clinton has not resumed operation.

        In January 1997, the Nuclear Regulatory Commission (NRC) named Clinton among plants having a trend of declining performance and, in January 1998, placed Clinton on its "Watch List" of nuclear plants that require additional regulatory oversight.

        In late 1997, an independent team conducted an ISA to thoroughly assess Clinton's performance, and an NRC team performed an evaluation to validate the ISA results. Both teams concluded that the underlying reasons for Clinton's performance problems were ineffective leadership throughout the organization in providing standards of excellence, complacency throughout the organization, barrier weaknesses, and weaknesses in teamwork.

        In January 1998, IP and PECO announced an agreement under which PECO provides management services for Clinton, with IP maintaining the operating license and ultimate oversight for the plant. PECO employees have assumed senior positions at Clinton but the plant remains staffed primarily by IP employees. IP selected PECO because it believed that bringing in PECO's experienced management team would be the fastest and most efficient way to return Clinton to service and to a superior level of operation.

        In February 1998, IP filed with the NRC Clinton's Summary Plan for Excellence, a comprehensive set of strategies and associated actions necessary to improve performance, permit safe restart of the plant, and achieve excellence in operations. IP is implementing the actions required prior to plant restart. The NRC is conducting a formal review process in parallel with IP's recovery and restart program.

        On April 27, 1999, IP received notification from the NRC that the actions required prior to restart have been satisfied, thus lifting the regulatory agency's constraints on restarting the plant.

        Due to uncertainties of deregulated generation pricing in Illinois and to various operation and management factors, Illinova's and IP's Boards of Directors decided in December 1998 to sell or close Clinton. This decision resulted in an impairment of Clinton-related assets and accrual of exit-related costs of $1,523.7 million, net of income taxes, which was recognized as a charge against earnings.

        The prolonged outage at Clinton is having an adverse effect on Illinova's and IP's financial condition, through higher operating and maintenance and capital costs, lost opportunities to sell energy, and replacement power costs. Due to the failure of Clinton to restart by January 31, 1999, a provision in the lease agreement between IP and the Fuel Company required IP to deposit $62.1 million cash for the acquisition of core fuel in March 1999, with the Fuel Company Trustee for the benefit of investors in secured Notes of the Fuel Company.


PECO AGREEMENT

        On April 15, 1999, IP announced that it had reached an interim agreement with AmerGen Energy Company (AmerGen), whereby AmerGen would purchase and operate Clinton and IP would buy at least 75 percent of the plant's electricity output for the next several years. AmerGen is owned jointly by PECO Energy Company (PECO) and British Energy. IP also announced a revised management agreement (Agreement) with PECO for the operation of Clinton commencing April 1, 1999. PECO will continue to manage the station pending a final agreement between the parties and consummation of the sale.

        Under the Agreement, starting April 1, 1999, PECO is assuming the plant's direct operating and capital expenditures, regardless of operating status. This eliminates the Company's exposure to the uncertainty regarding the costs of returning Clinton to service and subsequent operations. In return for transferring this financial risk, the Company has modified the management agreement with PECO to incorporate a new fee structure. The Agreement obligates IP to pay a management fee to PECO calculated by multiplying a fixed dollar amount per MWH times 80 percent of the electricity generated at Clinton during the remainder of 1999. The financial impact of this obligation is contingent on three variables: (1) whether Clinton restarts; (2) the capacity levels at which it subsequently operates; and (3) the prices at which the electricity can be sold from time to time. Based on the terms of the revised management agreement the fees payable to PECO between April 1 and December 31, 1999 could equal or exceed the 1999 Clinton-related O&M and capital costs for which PECO assumed full responsibility commencing April 1, 1999. Under the interim agreement AmerGen has no obligation to buy the plant if it has not actually generated electric energy and been synchronized to the grid by December 31, 1999. For further information, see the management agreement, which is attached as exhibit A to the interim agreement filed as Exhibit 10.1 to this document.

        Under the terms of the interim agreement, AmerGen will pay IP $20 million for Clinton (including nuclear fuel) and IP will have an obligation to pay AmerGen $275 million to assume the Clinton decommissioning liability. It is anticipated that IP will transfer $95 million in its decommissioning trust fund and make payments of $30 million in each of the next six years to meet its decommissioning obligation. This compares favorably with the $529 million NPV that IP reported as its decommissioning liability as of December 31, 1998.

        IP has agreed to negotiate exclusively with AmerGen until June 15, 1999. While the interim agreement provides a framework for further negotiations toward a final agreement to sell Clinton to AmerGen, several significant steps remain before a sale can be completed. Significant income tax issues related to the funding of decommissioning costs, similar to those being addressed with the Internal Revenue Service by parties to other pending sales of nuclear generating stations, must be resolved to the mutual satisfaction of IP and AmerGen. The parties must conclude a definitive agreement. The NRC must approve the sale and the transfer of the operating license; the ICC must approve the sale; and, the FERC must approve the PPA.


REGULATORY MATTERS

     FOSSIL GENERATION FILING

        IP filed a notice with the ICC in April 1999, as required by law, advising of its intention to sell its fossil generating assets to Illinova. Subsequently, Illinova intends to transfer those assets to its IPMI subsidiary. IPMI, which was incorporated in April 1999, will become a wholesale generation and power marketing company. The proposed transfer of assets from IP will be done pursuant to Section 16-111(g) of The Customer Choice and Rate Relief Act of 1997, which permits transfer of utility assets on successful demonstration to the Commission that certain financial and reliability criteria will be met. The Commission will have 90 days to review the filing and make its decision. Also, IP intends to make a filing with the FERC during the second quarter of 1999, seeking approval of a proposed Purchase Power Agreement between IP and IPMI.

ATTORNEY GENERAL COMPLAINT

        On July 17, 1998, a complaint against IP was filed at the ICC by the Illinois State Attorney General. The complaint alleges that IP failed to meet its statutory obligations to provide adequate and reliable service in connection with last summer's electric supply situation (for further disclosure, see "Power Supply and Reliability" on page 31). It asks the ICC to conduct a management audit of IP and seeks an order requiring IP to offer compensation to customers for voluntary conservation and service interruptions. The company has agreed to provide the Attorney General with a reliability report. The Attorney General and the Company have mutually agreed on an independent committee of two outside experts to review the report. The company believes this approach will lead to a settlement of the complaint without a material adverse effect. Although there were limited calls for voluntary conservation, and interruptible customers were curtailed, no firm load was interrupted or curtailed during all of 1998.


SOYLAND POWER COORDINATION AGREEMENT

        The FERC approved an amended Power Coordination Agreement (PCA) between Soyland and IP in July 1997. Under the amended PCA, Soyland was allowed to prepay an Elected Capacity Reduction Fee associated with a unilateral reduction in its base capacity charge under the PCA. In December 1997, Soyland signed a letter of intent to pay in advance the remainder of its base capacity charges in the PCA. Soyland obtained the necessary financing and regulatory approvals during the second quarter of 1998. During the first quarter of 1998, IP received $30 million from Soyland and the remaining $40 million was received during the second quarter of 1998. The prepayment was deferred and was being recognized as interchange revenue evenly over the initial term of the PCA, which was from September 1, 1996 through August 31, 2006. In March 1999, Soyland and IP signed a new PCA agreement and filed this agreement with FERC. The new agreement no longer obligates IP to provide capacity and energy to Soyland with the exception of a small amount of capacity for the purpose of supplying Soyland's load within the IP Control Area. Therefore, the new PCA triggered the immediate recognition of the deferred revenue from the prepayment of the base capacity charge as discussed above. This resulted in an increase in interchange revenues of $61 million in the first quarter of 1999.


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

        Under UFAC, IP was subject to annual ICC audits of its actual allowable fuel costs. Costs could be disallowed, resulting in negotiations and/or litigation with the ICC. In 1998, IP agreed to settlements with the ICC which closed the audits for all previously disputed years. As a result of the settlements, IP electric customers received refunds totaling $15.1 million in the first quarter of 1999. These refunds complete the process of eliminating the UFAC at IP.


     DEREGULATION RULEMAKINGS AND TARIFFS

        The Illinois Public Utilities Act was significantly modified in 1997 by P.A. 90-561, but the ICC continues to have broad powers of supervision and regulation with respect to the rates and charges of IP, its services and facilities, extensions or abandonment of service, classification of accounts, valuation and depreciation of property, issuance of securities and various other matters. Before a significant plant addition may be included in IP's rate base, the ICC must determine that the addition is reasonable in cost, prudent and used and useful in providing utility service to customers. IP must continue to provide bundled retail electric service to all who choose to continue to take service at tariff rates, and IP must provide unbundled electric distribution services to all eligible customers as defined by P.A. 90-561 at rates to be determined by the ICC. During 1998, pursuant to authority granted in P.A.
90-561, the ICC issued rules associated with (i) transactions between the utility and its affiliates; (ii) service reliability; (iii) environmental disclosure; and (iv) alternative retail electric supplier certification criteria and procedures. During 1999, it is expected that the ICC will rule on (i) the rates and terms associated with the provision of delivery services for commercial and industrial customers; (ii) establishing the neutral fact finder price utilized in (a) calculating competitive transition costs and (b) IP's power purchase tariff; (iii) the competitive transition cost methodology; and
(iv) guidelines regarding standards of conduct and functional separation. A proceeding will be opened in September 1999 to address the issue of unbundling billing, metering, and customer handling with a final decision to be rendered prior to the third quarter of the year 2000. The final rule on delivery service tariffs is expected in early August.

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

YEAR 2000 DATA PROCESSING

        Passing from 1999 into 2000 creates a risk that computer-dependent processes will fail because the date will be read as "1900." Illinova began its Year 2000 (Y2K) project in November 1996. The project scope encompasses all of Illinova's subsidiaries including IP, IGC, and IEP. A central organization is providing overall project guidance and coordination among the business groups, meeting monthly to share information, conducting internal project reviews, and producing monthly status reports to all levels of Illinova management. Bi-monthly Year 2000 readiness reports are provided to the Illinova Board of Directors.

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

        The second focus area targets non-IT operational systems and processes which encompass most of the systems and business processes actually used to deliver electricity and gas to customers. This is also the area where embedded systems and microprocessors are found. Included in this focus area are power plant facilities, transportation systems such as railways, barges, etc., fuel suppliers, electric and gas transmission and distribution facilities, substations and transformers, meters, building systems such as HVAC and security, and financial institutions.

        The overall status of Illinova's Y2K project is illustrated in the table below.

                                     Illinova Status
                                       March 1999

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

Awareness                100        02/01/97   a         100      05/31/98   a

Inventory                100        01/20/97   a         100      02/28/99   a

Assessment               100        05/09/97   a         100      02/28/99   a

Process Analysis         100        11/30/98   a         100      03/31/99   a

Implementation -
  (Mission Critical)      81        06/30/99   e          74      10/31/99   e

Implementation -
  (Important to
   Operations)            87        05/31/99   e          73      10/31/99   e

Contingency Planning      20        06/30/99   e          35      06/30/99   e

*"a" = Actual Completion Date, "e" = Estimated Completion Date

        IP has completed its awareness, inventory, assessment, and process analysis phases. The table below provides further details differentiating between IT and non-IT for IP alone.

                                  IP Status
                                  March 1999

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

Awareness               100        02/01/97   a        100      04/29/98   a

Inventory               100        01/20/97   a        100      07/31/98   a

Assessment              100        05/09/97   a        100      09/30/98   a

Process Analysis        100        11/30/98   a        100      02/28/99   a

Implementation -                                                            **
  (Mission Critical)     81        06/30/99   e         79      10/31/99   e

Implementation -
  (Important to                                                             ***
   Operations)           87        05/31/99   e         82      10/31/99   e

Contingency Planning     20        06/30/99   e         41      06/30/99   e

*"a" = Actual Completion Date, "e" = Estimated Completion Date

** It is currently projected that all IP mission critical items will be fully Year 2000 ready by June 30, 1999, with the exception of one process computer system at Clinton. However, Clinton still plans to be Year 2000 ready, per NRC requirements, by developing contingency plans that will allow continued operation.

*** It is currently projected that all IP important to operations items will be fully Year 2000 ready by June 30, 1999, with the exception of three process computer systems at Clinton and one process computer system in our fossil power system. Contingency plans for these systems are being developed to allow continued operations.

        IT systems (such as billing, payroll, etc.) and infrastructure are approximately 84% complete, with 100% completion projected by June 30, 1999. The customer billing system, materials management system, accounts payable system, power plant maintenance system, payroll system, and shareholder system have been remediated and are now Year 2000 ready. Year 2000 work has not caused any IT projects to be delayed, and thus no maintenance costs have been deferred.

        The United States Department of Energy (DOE) has charged the North American Electric Reliability Council (NERC) with taking the lead in facilitating North American-wide coordination of electric utilities' Year 2000 efforts. The collective efforts of the industry will minimize risks imposed by Year 2000 to the reliable supply of electricity. NERC has in turn assigned the regional reliability councils the responsibility of assessing their respective networks to ensure reliable electric supply. IP is taking an active role within its regional council (MAIN) in assessment and renovation of the grid and in developing contingency plans to minimize any unexpected Year 2000 grid problems. IP participated in the April NERC drill and is also participating in the September NERC drill.

        NERC has recommended that all "mission critical" systems needed to meet demand and reliability obligations be Year 2000 ready by June 30, 1999. IP is working diligently to meet the June 30, 1999, deadline. It is currently projected that all of IP's power plants and field transmission and distribution items will be fully Year 2000 ready by that date with the exception of one process computer system at Clinton. Clinton still plans to be Year 2000 ready by June 30, 1999, per NRC requirements, by developing contingency plans that will allow continued operation.

        The total cost for achieving Year 2000 readiness for Illinova is estimated to be approximately $20.5 million through 1999. Through the end of March 1999, $11.8 million, or 57% of the total $20.5 million had been spent. Invoicing is lagging a few months behind when the actual work is completed, and Clinton has had to reschedule some tasks to a later date to coincide with the plant startup schedule.

        Development of contingency plans has begun and are focused on Illinova's "mission critical" business processes. Contingency plans are being developed in accordance with industry guidelines, such as NERC and the General Accounting Office, and involve senior management review and approval. These plans address business continuity and the ability to deliver essential products and services to customers in the event of unexpected Year 2000 problems.

        Illinova is currently assessing potential worst-case scenarios. Such a scenario might include one or both of the following events: winter storms coupled with a significant Year 2000 system problem that compounds emergency response efforts and/or loss of a major telecommunications carrier causes disruptions in dispatching generation, dispatching emergency response crews, and communications with financial institutions.

        Contingency plans will address the above scenarios as well as any other potential scenarios that could affect the ability to serve customers and maintain the financial viability of Illinova.


DIVERSIFIED BUSINESS ACTIVITIES

        In February, 1999, IEP, a wholly-owned subsidiary of Illinova, purchased the Indiana-based natural gas management operations of Equitable Resources Marketing Company. Equitable Resources Marketing was a subsidiary of Equitable Resources, Inc., (ERI) of Pittsburgh, PA. ERI is an integrated energy company that produces, markets, and distributes natural gas and oil.

        In April 1999, IEP also purchased Quality Energy Services (QES), a Tempe, AZ based natural gas marketing company.

        In May 1999, IEP purchased the Chicago, IL based holdings of Energy Dynamics, Inc., (EDI) an independent natural gas marketing firm based in Rolling Meadows, IL.

        The 1998 combined revenues of ERI, QES, and EDI were approximately $67 million.


ENVIRONMENTAL MATTERS

     GAS MANUFACTURING SITES

        See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 16 of this report.

     NITROGEN OXIDE

        On October 27, 1998, the U.S. EPA finalized air pollution rules that will require substantial reductions of NOx emissions in Illinois and 21 other states. This rule will require the installation of NOx controls by May 2003, with each Illinois utility's exact reduction requirement to be specified in 1999. Preliminary estimates of the capital expenditures needed in 2000 through 2003 to comply with these new NOx limitations are $90 million to $140 million. NOx estimates are included in forecasted capital expenditures. The legality of this proposal, along with its technical feasibility, is being challenged by a number of states, utility groups, and utilities, including IP.

     EMISSION ALLOWANCE EXCHANGES

        The value of emission allowances expected to be given up in future periods as the result of exchange agreements was recorded in the third quarter 1998 at the current market price and a liability of $9.8 million was recognized. This obligation will be adjusted as price fluctuates until the allowances are surrendered. The market value and recorded liability of the allowances at March 31, 1999, was $10.4 million.

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

POWER SUPPLY AND RELIABILITY

        Electricity was in short supply during the 1998 summer cooling season because of an unusually high number of plant outages in the Midwest region. IP bought generation and transmission capacity to prevent firm load curtailment and took additional steps to avoid power outages, including upgrading transmission lines and equipment, readying emergency procedures, and returning to service five units that had been in cold shutdown. Expenses incurred as a result of the shortage have had a material adverse impact on Illinova and IP.

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

        IP expects to have in excess of 400 MW of additional generation on line for the summer of 1999. This includes approximately 235 MW from five oil-fired units which were brought up from cold shutdown during the summer of 1998 and 176 MW from four natural gas turbines that IP plans to install before the summer of 1999. Total cost for the two projects is estimated at $87 million. IP also plans to refurbish nine gas turbines already in service at a cost of $13 million. In addition, the restructuring of the Soyland PCA agreement freed up an additional 287 MW of capacity. IP expects to have sufficient generating capacity to serve firm load during the periods of peak summer demand using demand-side and supply-side initiatives taken in response to the 1998 regional supply crisis. If generation is lost or demand is at unprecedented levels, firm load could be curtailed.


RESULTS OF OPERATIONS

                 THREE MONTHS ENDED March 31, 1999 AND 1998

         Electric Operations - Electric revenues for the first quarter of 1999 decreased $21.4 million compared to the first quarter of 1998 primarily due to the 15% residential rate decrease effective August 1, 1998, and the reclassification of revenue-related taxes mandated by deregulation legislation. Revenue-related taxes are now accounted for as a liability, and both revenues and general taxes are reduced. The rate decrease resulted in revenue reductions of $17.4 million in the first quarter of 1999. The removal of $11.3 million in excise and municipal taxes from revenue and general taxes also negatively impacted electric revenues. These reductions were partially offset by increased sales in 1999. Electric interchange revenues decreased $2.3 million. Interchange activity decreased $59.0 million along with a $3.4 million expense to reflect mark-to-market for forward contracts and options. These decreases were offset by a $60.1 million revenue recognition resulting from the restructuring of a Soyland Power Cooperative power supply contract. Power purchased decreased $45.4 million due largely to decreased interchange activity. During the quarter, fuel for electric plants decreased $4.3 million due to decreased generation and decreased emission allowance costs. These factors combined to increase electric margin $26.0 million for the quarter.

         Kilowatt hour (kwh) sales to ultimate consumers increased 6.5% for the quarter due to increases of 11.3% and 9.5% in the residential and the commercial markets, respectively. Heating degree days increased approximately 12% from 1998 which contributed to the increase in sales to the temperature-sensitive markets.

         For the first quarter of 1999 and 1998, Clinton was unavailable due to the continued outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 77.5% and 79.5% for the three months ended March 31, 1999 and 1998, respectively.

         Gas Operations - For the quarter, gas margin remained constant. Gas revenues increased $6.5 million reflecting a 10% increase in therm sales (excluding transport) caused by colder winter weather. Gas purchased costs increased $6.5 million due to the higher consumption.

        Operation and Maintenance Expenses - Of the current quarter increase of $42.9 million, $29.0 million is due to higher operating and maintenance expenses associated with the Clinton outage. This $29.0 million increase in Clinton expenses includes $12.4 million of costs which would have been considered capital additions had Clinton not been impaired. For more information, see "Clinton Power Station" of the "Management's Discussion and Analysis" on pages 13-14 of this report.

        Depreciation and amortization - The decrease in depreciation and amortization for the first quarter of 1999 compared to 1998 was $6.2 million. Due to the Clinton impairment, nuclear depreciation decreased approximately $23 million but was offset by approximately $18 million for the amortization of the adjustment to fair value for the fossil generation assets.

        Diversified enterprises - Due primarily to decreased power trading activity at IEP, diversified enterprise revenues decreased $9.8 million for the first quarter of 1999, which was offset by a decrease in diversified enterprise expenses of $13.2 million.

        Miscellaneous - net - Of the current quarter increase of $12.4 million, $6.2 million is income from IGC investments not accounted for under the equity method. Interest income increased $3.1 million primarily due to the investment of the proceeds of the transitional funding trust notes issued in December 1998, and the adjustment in the net present value of the decommissioning regulatory asset. Revenues from non-utility operations also increased in the first quarter of 1999.

        Interest expense - The increase in interest expense of $6.5 million in the first quarter of 1999 is primarily the result of interest on increased long-term debt and the adjustment in the net present value of the decommissioning liability, offset by lower interest charges resulting from reduced short-term borrowings in 1999.

        Earnings per Common Share - The earnings per common share for Illinova during the first quarter of 1999 and 1998 resulted from the interaction of all the factors discussed herein as well as fewer shares of common stock outstanding.


RESULTS OF OPERATIONS - ILLINOVA SEGMENTS OF BUSINESS

Customer Service
For the quarter, both the contribution margin and cash flow measures were lower than for the corresponding quarter in 1998, primarily due to decreased electric revenues as discussed below.

Transmission, Distribution and Sale of Electric Energy
The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy Business Group; electricity was provided to the Customer Service Business Group at a fixed 2.9 cents per kwh in 1999 and 2.5 cents per kwh in 1998, primarily due to decreased electric revenues as discussed below.

Retail electric revenues, excluding interchange sales, for the first quarter of 1999 decreased 7.7% over the first quarter of 1998 due to the 15% residential decrease mandated by P.A. 90-561, which became effective July 15, 1998 voluntarily advanced by IP from the statutory effective date of August 1, partially offset by increased kwh sales to customers. Additionally, operating costs were higher during the first quarter of 1999 compared to the same period in 1998.

Transmission, Distribution and Sale of Natural Gas
Revenues are derived through regulated tariffs. During the first quarter of 1999, revenues from gas sales and transportation were up 5.5%, while therms sold and transported were up 7.7% over the first quarter of 1998. The increase in therm sales was caused by a return to normal weather after the milder-than-usual weather experienced in 1998. The margin on gas sales and transportation decreased 0.2% during the period due to an increase in gas costs, offset by decreases in both therms sold and therms transported.

Wholesale Energy
Factors leading to the increased contribution margin during the first quarter of 1999 compared to 1998 include: higher intersegment revenues in 1999 due to a new pricing agreement; higher purchased power costs, partially offset by lower fuel costs, due to fossil generating stations having extended outages during 1999; a one-time credit to electric interchange revenues from the restructuring of a power supply contract; market losses recorded on forward power purchase and sales contracts as part of the wholesale trading business; and higher depreciation expense due to the revaluation of fossil assets during the December 1998 quasi-reorganization.

Cash flow is lower than 1998 due to cash received in 1998 related to the power supply contract buyout, increased expenditures for major capital projects in 1999, payments in 1999 for prepaid fuel purchases, as well as changes in current assets and liabilities due to normal operating activity.

Wholesale Energy provided power to the Customer Service Group at 2.9 cents per kwh during the first Quarter of 1999 compared to 2.5 cents per kwh in 1998.

Nuclear
IP's only nuclear generating station, Clinton, did not generate electricity during the first quarter of either 1999 or 1998. Its only revenues were those paid by customers under a tariff rider to fund the decommissioning trust. Nuclear's results were unfavorably affected by higher operating and maintenance expenses and capital being expensed in 1999.

Illinova Energy Partners, Inc.
Although negative, contribution margin is slightly more favorable than in 1998 due to increased revenues and margin earned on electricity and natural gas, offset by continuing investment in future growth and market penetration in both the Midwest and Western United States.

Illinova Generating Company
IGC's positive contribution margin during the first quarter of 1999 compared with the first quarter of 1998 reflect improvement due primarily to an increase in income from investing activities. The increase in cash flows is attributed to increased distributions from project investments.

Other
Included in this category are the Financial Business Group, the Support Services Business Group, and Corporate. These segments did not individually meet the minimum threshold requirements for separate disclosure.

See "Illinova Segments of Business" in the footnotes to the financial statements on page 19 for additional information.


RESULTS OF OPERATIONS - ILLINOIS POWER SEGMENTS OF BUSINESS

Customer Service
For the quarter, both the contribution margin and cash flow measures were lower than for the corresponding quarter in 1998, primarily due to decreased electric revenues as discussed below.

Transmission, Distribution and Sale of Electric Energy
The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy Business Group; electricity was provided to the Customer Service Business Group at a fixed 2.9 cents per kwh in 1999 and 2.5 cents per kwh in 1998.

Retail electric revenues, excluding interchange sales, for the first quarter of 1999 decreased 7.7% over the first quarter of 1998 due to the 15% residential decrease mandated by P.A. 90-561, which became effective July 15, 1998 voluntarily advanced by IP from the statutory effective date of August 1, partially offset by increased kwh sales to customers. Additionally, operating costs were higher during the first quarter of 1999 compared to the same period in 1998.

Transmission, Distribution and Sale of Natural Gas
Revenues are derived through regulated tariffs. During the first quarter of 1999, revenues from gas sales and transportation were up 5.5%, while therms sold and transported were up 7.7% over the first quarter of 1998. The increase in therm sales was caused by a return to normal weather after the milder-than-usual weather experienced in 1998. The margin on gas sales and transportation decreased 0.2% during the period due to an increase in gas costs, offset by decreases in both therms sold and therms transported.

Wholesale Energy
Factors leading to the increased contribution margin during the first quarter of 1999 compared to 1998 include: higher intersegment revenues in 1999 due to a new pricing agreement; higher purchased power costs, partially offset by lower fuel costs, due to fossil generating stations having extended outages during 1999; a one-time credit to electric interchange revenues from the restructuring of a power supply contract; market losses recorded on forward power purchase and sales contracts as part of the wholesale trading business; and higher depreciation expense due to the revaluation of fossil assets during the December 1998 quasi-reorganization.

Cash flow is lower than 1998 due to cash received in 1998 related to the power supply contract buyout, increased expenditures for major capital projects in 1999, payments in 1999 for prepaid fuel purchases, as well as changes in current assets and liabilities due to normal operating activity.

Wholesale Energy provided power to the Customer Service Group at 2.9 cents per kwh during the first quarter of 1999 compared to 2.5 cents per kwh in 1998.

Nuclear
IP's only nuclear generating station, Clinton, did not generate electricity during the first quarter of either 1999 or 1998. Its only revenues were those paid by customers under a tariff rider to fund the decommissioning trust. Nuclear's results were unfavorably affected by higher operating and maintenance expenses and capital being expensed in 1999.

Other
Included in this category are the Financial Business Group, the Support Services
Business  Group,  and  other  corporate   functions.   These  segments  did  not
individually meet the minimum threshold requirements for separate disclosure.

See "IP Segments of Business" in the footnotes to the financial statements on page 23 for additional information.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk


RISK MANAGEMENT

        Illinova is exposed to both trading and non-trading market risks. The non-trading market risks to which Illinova is exposed include interest rate risk, equity price risk, foreign currency risks, and commodity price risks. The market risk due to trading is comprised basically of commodity price risk. Illinova's risk management policy allows the use of financial derivative products, like futures, swaps, and certain types of options to manage its positions. Illinova uses various approaches to measure and monitor market risk, which include Value-at-Risk (VaR) and position sensitivity measures to market factors. VaR is the maximum potential loss that may be incurred on a portfolio due to adverse movements in market factors, given a confidence level and specified holding period. VaR does not represent the expected nor the maximum loss that may actually occur since gains and losses may differ from those estimated, based on actual fluctuations in market factors and changes in the composition of the portfolio during a given evaluation period.

INTEREST RATE RISK

        Illinova is exposed to interest rate risk from its financing activities, through issuance of fixed or variable-rate debt and acquisition of bank notes. IP is likewise exposed to interest rate risk resulting from its issuance of fixed or variable-rate debt, commercial paper, and bank notes that it has obtained. Interest rate exposure is managed in accordance with policy by limiting the variable-rate exposure to a certain percentage of capitalization. Interest rate derivative instruments are also used when deemed appropriate to change the composition of variable to fixed-rate component. In addition, the sensitivity of the portfolio to changes in market factors like interest rate levels and volatility are also monitored. At March 31, 1998, there was no interest rate derivative instrument in use.

        Interest rate VaR is calculated based on a variance-covariance approach using the RiskMetrics FourFifteen(TM) model. A 95 percent confidence level and a one-day holding period is currently used. The interest rate risk as measured by VaR at March 31, 1999, as compared to VaR at December 31, 1998, is given below.

--------------------------------------------------------------------------------
(Millions of dollars)                   March 31, 1999       December 31,1998
--------------------------------------------------------------------------------
                                            VaR                     VaR

Illinova, including IP debt                $9.2                   $14.9

IP debt only                               $8.7                   $14.2
--------------------------------------------------------------------------------

        Contributing factors to the decrease in VaR were retirement of high coupon debt with maturities extending past the year 2020 and an increase in commercial paper levels from that at year end. The December 31, 1998, VaR was unusually high due to the issuance of securitized debt with the removal of called bonds not occurring until after year end. The securitized debt has shorter maturities than the called bonds, which further contributed to the decrease in VaR.

COMMODITY PRICE RISK

Trading Positions

        Illinova is exposed to commodity price risk through IEP's power trading activities and IP's trading and non-trading operations. IEP uses a variance-covariance approach to calculate VaR, similar to the RiskMetrics(TM) model, to monitor and control its market risk positions. IP measures, monitors, and manages its commodity price risk using a proprietary VaR model employing a Monte Carlo simulation technique. IP and IEP both use a 95 percent confidence level and a five-day holding period to monitor their daily trading market risk positions. During the quarter ended March 31, 1999, the Board approved a change in the risk management policy, to use a five day holding period instead of a four-day period. IP's and IEP's trading VaR at March 31, 1999, and December 31, 1998, as restated using a five day holding period follow:

--------------------------------------------------------------------------------
                                     March 31, 1999        December 31, 1998
--------------------------------------------------------------------------------
(Millions of Dollars)                       VaR                   VaR

IP                                         $0.6                   $1.4
IEP                                        $0.1                   $0.1
--------------------------------------------------------------------------------

        IP and IEP both use stress and scenario testing to control "event risk", i.e., the risk that certain stressful market events will occur and result in a loss. In addition, option positions are monitored using sensitivity limits such as delta (sensitivity to price change), gamma (sensitivity of delta to price change), and vega (sensitivity to change in implied volatility.)

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

        The Monte-Carlo simulation process used in this VaR model generates the power price, fuel price and load series that are used to value the generation assets, fuel assets, and contracts entered into by the firm (e.g., tolling, forward, call & put options). A sophisticated process is used to generate daily and hourly prices based on historical price series and volatility, wherein "price spikes", a recent phenomenon in the electricity markets, are modeled into the price series. The VaR calculated by this model represents the maximum reduction in operating margin given a 95 percent confidence level. This means that there is only a 5 percent probability that the reduction in operating margin from the expected margin will be greater than what is provided by the VaR number. In this model, a sufficient number of scenarios are generated, whereby each scenario simulates a one-year margin (one-year holding period). The expected margin is obtained by averaging the margins calculated from all the simulation scenarios. The VaR is obtained by sorting the simulation results from the lowest to highest value and taking the 95th percentile worst case value.

        Since the new VaR methodology was implemented only at the beginning of March 1999, there is no comparable VaR number at December 31, 1998. The VaR for the non-trading portfolio at March 31, 1999 using a five-day holding period is $11.6 million.

        The overall IP electricity portfolio is also controlled using quarterly expected margin reduction limits. In this process, the difference between the current expected margin and last quarter's expected margin is monitored against the quarterly limits. To control "event risk", IP measures the "Stress-VaR", i.e., the VaR calculated using assumptions similar to the events that led to the electricity price spikes in June 1998. The "Stress-VaR" is monitored against stress limits that were approved by the Board.

FOREIGN OPERATIONS RISK

        Illinova's foreign operations risk is its inherent risk of loss due to the potential volatility of emerging countries and fluctuations in foreign currency exchange rates in relation to the U.S. dollar. At March 31, 1999, IGC had invested $169 million in several international operations, many of which are joint ventures. Primarily, these investments are with affiliates owning energy-related production, generation, and transmission facilities.

        IGC is exposed to foreign currency risk, sovereign risk, and other foreign operations risks, primarily through investments in affiliates of $47 million in Asia and $119 million in South and Central America. To mitigate risks associated with foreign currency fluctuations, the majority of contracts entered into by IGC or its affiliates are denominated in or indexed to the U.S. dollar.


OTHER MARKET RISK

        Illinova is exposed to equity price risk primarily through IP. IP maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. As of March 31, 1999, these funds were invested in domestic and international equity securities, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes equity investments, IP is maximizing the return to be used to fund nuclear decommissioning, which in the long term will correlate better with inflationary increases in decommissioning costs. The equity securities included in the corporation's portfolio are exposed to price fluctuations in equity market risk as a result of fluctuations in interest rates. IP actively monitors its portfolio by benchmarking the performance of its investments against equity and fixed-income indexes. It maintains and periodically reviews established target allocations of the trust assets approved in the investment policy statement. VaR at March 31, 1999, calculated based on a 95 percent confidence level and a one day holding period follows:

--------------------------------------------------------------------------------
(Millions of dollars)                               Value-at-Risk
--------------------------------------------------------------------------------

IP                                                       $1.4
--------------------------------------------------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits

         The Exhibits filed with this 10-Q/A are listed on the Exhibit Index.

   (b)   Reports on Form 8-K since December 31, 1998:

         Report filed on Form 8-K on February 12, 1999
                                 Item  7: Illinova announces continued
                                 work toward restarting Clinton Power
                                 Station and pursuit of negotiations
                                 with potential buyers.

         Report filed on Form 8-K/A on March 3, 1999
                                 Item 5, Other Events: Press release: Illinova releases 1998 year end earnings.
                                 Item 7, Exhibits: Illinova Consolidated
                                 Income Statements.

         Report filed on Form 8-K/A on April 19, 1999
                                 Item 5, Other Events: Press Release: Illinova Releases 1999 first quarter earnings, Announces expected sale of Clinton to AmerGen.
                                 Item 7, Exhibits: Illinova Consolidated
                                 Income Statements.

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







Date:  May 17, 1999

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



Date:  May 17, 1999

EXHIBIT INDEX


                                                     PAGE NO. WITHIN
                                                   SEQUENTIAL NUMBERING
EXHIBIT            DESCRIPTION                            SYSTEM

  10             Material Contracts                      52 - 118

  27             Financial Data Schedule UT
                 (filed herewith)