Form 10-Q/A
period 1999-06-30
ILLINOVA CORP
filed 2000-02-28
CIK 914755

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

                  FORM 10-Q/A FOR THE QUARTER ENDED June 30, 1999
                                      INDEX
                                                                     PAGE NO.
Part I.  FINANCIAL INFORMATION

   Item 1:  Financial Statements

            Illinova Corporation

                 Consolidated Balance Sheets                         3 - 4
                 Consolidated Statements of Income                       5
                 Consolidated Statements of Comprehensive Income         7
                 Consolidated Statements of Cash Flows                   8

            Illinois Power Company

                 Consolidated Balance Sheets                         9 - 10
                 Consolidated Statements of Income                      11
                 Consolidated Statements of Comprehensive Income        12
                 Consolidated Statements of Cash Flows                  13

            Notes to Consolidated Financial Statements of
                 Illinova Corporation and
                 Illinois Power Company                            14 - 35

   Item 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations for Illinova Corporation
                 and Illinois Power Company                        36 - 58

   Item 3:  Quantitative and Qualitative Disclosures
                 About Market Risk                                 58 - 61

Part II.  OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K and Form 8-K/A             62

   Signatures                                                      63 - 64

   Exhibit Index                                                        65

                          PART I. FINANCIAL INFORMATION
                                                              ILLINOVA CORPORATION
                                                        CONSOLIDATED BALANCE SHEETS AS RESTATED
          (See accompanying Notes to Consolidated Financial Statements)

                                                                                    JUNE 30,             DECEMBER 31,
                                                                                    1999                     1998
ASSETS                                                                            (Unaudited)             (Audited)
                                                                                          (Millions of Dollars)
Utility Plant
    Electric (includes construction work
          in progress of $154.6 million and
          $177.7 million, respectively)                                            $5,584.1             $5,481.8
    Gas (includes construction work
          in progress of $13.2 million and
          $15.3 million, respectively)                                                693.7                686.9
                                                                                   --------             --------
                                                                                    6,277.8              6,168.7
Less - Accumulated depreciation                                                     1,756.4              1,713.7
                                                                                   --------             --------
                                                                                    4,521.4              4,455.0
Nuclear fuel                                                                           15.5                 20.3
                                                                                   --------             --------
       Total utility plant                                                          4,536.9              4,475.3
                                                                                   --------             --------
Investments and Other Assets                                                          265.9                246.9
                                                                                   --------             --------
Current Assets
    Cash and cash equivalents                                                          35.4                518.1
    Accounts receivable (less allowance
     for doubtful accounts of $5.5 million)
       Service                                                                        123.4                105.9
       Other                                                                          129.8                116.1
    Accrued unbilled revenue                                                           70.7                 82.6
    Materials and supplies, at average cost                                            80.8                 90.8
    Assets from commodity price risk
       management activities                                                           58.3                 51.5
    Prepayments and other                                                              58.2                 51.5
                                                                                   --------             --------
       Total current assets                                                           556.6              1,016.5
                                                                                   --------             --------
Deferred Charges
    Transition period cost recovery                                                   452.4                457.3
    Other                                                                             317.9                279.6
                                                                                   --------             --------
       Total deferred charges                                                         770.3                736.9
                                                                                   --------             --------
                                                                                   $6,129.7             $6,475.6
                                                                                   ========             ========

                                                           ILLINOVA CORPORATION
                                                        CONSOLIDATED BALANCE SHEETS AS RESTATED
                                       (See accompanying Notes to Consolidated Financial Statements)

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     1999          1998
CAPITAL AND LIABILITIES                                                          (Unaudited)    (Audited)
                                                                                     (Millions of Dollars)
Capitalization
    Common stock -
       No par value, 200,000,000 shares authorized;
       75,681,937 shares issued, stated at                                        $1,123.3        $1,123.2
    Less - Deferred compensation - ESOP                                                3.8             6.8
    Retained deficit - accumulated since 1/1/99                                      (17.1)            -
    Accumulated other comprehensive income                                             1.8             -
    Less - Capital stock expense                                                       7.3             7.3
    Less - 5,762,650 shares of common stock
       in treasury, at cost                                                          138.7           138.7
                                                                                  --------        --------
          Total common stock equity                                                  958.2           970.4

    Preferred stock of subsidiary                                                     50.4            57.1
    Company obligated mandatorily redeemable
       preferred stock of subsidiary                                                 194.0           199.0
    Long-term debt                                                                   175.4           176.1
    Long-term debt of subsidiary                                                   2,137.2         2,158.5
                                                                                  --------        --------
          Total capitalization                                                     3,515.2         3,561.1
                                                                                  --------        --------

Current Liabilities
    Accounts payable                                                                 232.6           256.5
    Notes payable                                                                    122.0           147.6
    Long-term debt and lease obligations
       of subsidiary maturing within one year                                        287.1           506.6
    Liabilities from commodity price
       risk management activities                                                    100.0            99.8
    Other                                                                            219.1           203.8
                                                                                  --------        --------
          Total current liabilities                                                  960.8         1,214.3
                                                                                  --------        --------
Deferred Credits
    Accumulated deferred income taxes                                                832.2           834.8
    Accumulated deferred investment tax credits                                       38.8            39.6
    Decommissioning liability                                                        528.5           567.4
    Other                                                                            254.2           258.4
                                                                                  --------        --------
          Total deferred credits                                                   1,653.7         1,700.2
                                                                                  --------        --------
                                                                                  $6,129.7        $6,475.6
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
                                                           =======     =======

                             ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS AS RESTATED
          (See accompanying Notes to Consolidated Financial Statements)

                                                JUNE 30,         DECEMBER 31,
                                                  1999              1998
ASSETS                                        (Unaudited)         (Audited)
                                                   (Millions of Dollars)
Utility Plant
   Electric (includes construction work
       in progress of $154.6 million and
       $177.7 million, respectively)           $5,584.1          $5,481.8
   Gas (includes construction work
       in progress of $13.2 million and
       $15.3 million, respectively)               693.7             686.9
                                               --------          --------
                                                6,277.8           6,168.7
Less - Accumulated depreciation                 1,756.4           1,713.7
                                               --------          --------
                                                4,521.4           4,455.0
Nuclear fuel                                       15.5              20.3
                                               --------          --------
     Total utility plant                        4,536.9           4,475.3
                                               --------          --------
Investments and Other Assets                        2.8               2.6
                                               --------          --------
Current Assets
   Cash and cash equivalents                       17.0             504.5
   Accounts receivable (less allowance
    for doubtful accounts of $5.5 million)
     Service                                      123.4             105.9
     Other                                         43.1              32.5
   Accrued unbilled revenue                        70.7              82.6
   Materials and supplies, at average cost         80.3              90.4
   Assets from commodity price risk
     management activities                         27.6              26.0
   Prepayments and other                           40.0              42.8
                                               --------          --------
     Total current assets                         402.1             884.7
                                               --------          --------
Deferred Charges
   Transition period cost recovery                452.4             457.3
   Other                                          318.5             284.2
                                               --------          --------
     Total deferred charges                       770.9             741.5
                                               --------          --------
                                               $5,712.7          $6,104.1
                                               ========          ========

                                                         ILLINOIS POWER COMPANY
                                                       CONSOLIDATED BALANCE SHEETS AS RESTATED
                                      (See accompanying Notes to Consolidated Financial Statements)

                                                           JUNE 30,           DECEMBER 31,
                                                             1999                 1998
CAPITAL AND LIABILITIES                                  (Unaudited)           (Audited)
                                                             (Millions of Dollars)
Capitalization
    Common stock -
      No par value, 100,000,000 shares
      authorized; 75,643,937 shares issued,
      stated at                                           $1,186.0          $1,185.9
    Retained earnings - accumulated since 1/1/99              14.3               -
    Accumulated other comprehensive income                     1.9               -
    Less - Capital stock expense                               7.3               7.3
    Less - 12,751,724 shares of
      common stock in treasury, at cost                      286.4             286.4
                                                          --------          --------
           Total common stock equity                         908.5             892.2
    Preferred stock                                           50.4              57.1
    Company obligated mandatorily
      redeemable preferred stock                             194.0             199.0
    Long-term debt                                         2,137.2           2,158.5
                                                          --------          --------
           Total capitalization                            3,290.1           3,306.8
                                                          --------          --------

Current Liabilities
    Accounts payable                                         201.1             216.2
    Notes payable                                             80.0             147.6
  Long-term debt and lease obligations
      maturing within one year                               287.1             506.6
    Liabilities from commodity price
      risk management activities                              61.0              61.6
    Other                                                    132.4             150.5
                                                          --------          --------
           Total current liabilities                         761.6           1,082.5
                                                          --------          --------
Deferred Credits
    Accumulated deferred income taxes                        839.6             849.5
    Accumulated deferred investment tax credits               38.8              39.6
    Decommissioning liability                                528.5             567.4
    Other                                                    254.1             258.3
                                                          --------          --------
           Total deferred credits                          1,661.0           1,714.8
                                                          --------          --------
                                                          $5,712.7          $6,104.1
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

         In December 1998, Illinova's and IP's Boards of Directors decided to exit the nuclear portion of the business by either sale or shutdown of Clinton Power Station (Clinton). FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less costs to sell. Consequently, IP wrote off the value of Clinton and accrued Clinton-related exit costs, which resulted in a $1,523.7 million loss, net of income taxes, and an accumulated deficit in Illinova's consolidated retained earnings balance of $1,616.0 million.

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

     IP recognized the impairment of Clinton-related assets and accrued exit-related costs in December 1998, based on expected plant closure as of August 31, 1999. IP now expects to consummate the sale of the Clinton-related assets by the end of 1999. On receipt of various regulatory approvals necessary to consummate the sale, IP will adjust its accruals for exit-related costs in accordance with the terms of the sale. The estimated effect of adjusting the accruals for exit-related costs is approximately a $300 million decrease. Reduction of exit-related accruals will not immediately impact earnings. The decrease in the accruals will result in a decrease in other paid-in capital.

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

Illinova Corporation
Three Months Ended June 30, 1999                              (Millions of Dollars)

                                                                                 Illinova
                                       Customer      Wholesale                    Energy        Illinova                   Consoli-
                                       Service        Energy        Nuclear      Partners      Generating      Other         dated
1999
Revenues from external customers       $320.8          $51.8          $5.5        $   -          $  -         $  -           $378.1
Diversified enterprise revenue             -              -             -           77.4          24.1         (0.3)          101.2
Intersegment revenue (1)                   -           118.9          37.2            -             -            -            156.1
                                       --------------------------------------------------------------------------------------------
   Total Revenue                        320.8          170.7          42.7          77.4          24.1         (0.3)          635.4
Depreciation and amortization
   expense                               23.7           25.7           1.6            -             -           0.1            51.1
Other operating expenses (1)            209.8          135.3          59.6          80.7          23.3         12.6           524.3
                                       --------------------------------------------------------------------------------------------
   Operating income (loss)               87.3            9.7         (18.5)         (3.3)         (2.2)       (13.0)           60.0
Interest expense                         19.3           21.1           3.3            -             -           3.1            46.8
AFUDC                                    (0.4)          (1.6)           -             -             -          (0.0)           (2.0)
                                       --------------------------------------------------------------------------------------------
   Income (loss) before taxes            68.4           (9.8)        (21.8)         (3.3)         (2.2)       (16.1)           15.2
Income tax expense (benefit)             26.2           (4.3)         (7.5)         (1.1)         (0.5)        (2.1)           10.7
Miscellaneous - net                       0.2           (1.9)         (1.6)           -           (0.5)        (1.0)           (4.8)
Equity earnings in affiliates              -              -             -           (0.6)         (2.2)        (0.1)           (2.9)
Interest revenue                           -              -           (0.8)           -             -          (0.7)           (1.5)
                                       --------------------------------------------------------------------------------------------
   Net income (loss) after taxes         42.0           (3.6)        (11.9)         (1.6)          1.0        (12.2)           13.7
Preferred dividend requirement and
   carrying amount over (under)
   consideration paid for redeemed
   preferred stock                        2.6            2.8          (0.7)           -             -          (0.3)            5.0
                                       --------------------------------------------------------------------------------------------
Net income (loss) applicable
   to common stock                      $39.4          $(6.4)       $(11.2)        $(1.6)         $1.0       $(12.5)           $8.7
-----------------------------------------------------------------------------------------------------------------------------------
Other information -
   Total assets (2)                  $2,315.0       $3,162.4        $199.0         $97.6        $241.0       $114.7        $6,129.7
   Subsidiary's investment in
      equity method investees             -               -             -            9.8         192.4           -            202.2
   Total expenditures for additions
      to long-lived assets               27.2           86.0            -             -             -           2.1           115.3
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (3)              $52.5           $7.1        $(10.0)        $(1.6)         $1.0       $(10.4)          $38.6
   Cash flow (4)                         18.1          (51.2)        (26.4)         (2.9)          9.0         35.7           (17.7)
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


Illinova Corporation
Three Months Ended June 30, 1998                                                   (Millions of Dollars)

                                                                                 Illinova
                                      Customer       Wholesale                    Energy        Illinova                   Consoli-
                                       Service        Energy        Nuclear      Partners      Generating     Other          dated
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

Illinova Corporation
Six Months Ended June 30, 1999                                                   (Millions of Dollars)

                                                                                Illinova
                                      Customer       Wholesale                   Energy         Illinova                   Consoli-
                                       Service        Energy        Nuclear      Partners       Generating    Other          dated
1999
Revenues from external customers       $697.5         $145.9          $7.0        $   -          $  -         $  -           $850.4
Diversified enterprise revenue             -              -             -          123.8          52.4          1.1           177.3
Intersegment revenue (1)                   -           254.8          36.5            -             -            -            291.3
                                       --------------------------------------------------------------------------------------------
   Total Revenue                        697.5          400.7          43.5         123.8          52.4          1.1         1,319.0
Depreciation and amortization
   expense                               42.2           51.3           3.6            -             -          (0.0)           97.1
Other operating expenses (1)            485.1          261.9         149.0         130.0          56.4         15.8         1,098.2
                                       --------------------------------------------------------------------------------------------
   Operating income (loss)              170.2           87.5        (109.1)         (6.2)         (4.0)       (14.7)          123.7
Interest expense                         38.6           41.0           4.0            -             -           6.3            89.9
AFUDC                                    (0.8)          (2.4)           -             -             -           0.0            (3.2)
                                       --------------------------------------------------------------------------------------------
   Income (loss) before taxes           132.4           48.9        (113.1)         (6.2)         (4.0)       (21.0)           37.0
Income tax expense (benefit)             50.6           18.0         (43.2)         (1.8)          1.2         (2.8)           22.0
Miscellaneous - net                       0.2           (1.8)         (2.1)           -           (6.7)        (2.2)          (12.6)
Equity earnings in affiliates              -              -             -           (1.6)         (1.8)          -             (3.4)
Interest revenue                           -              -           (1.9)           -             -          (2.7)           (4.6)
                                       --------------------------------------------------------------------------------------------
   Net income (loss) after taxes         81.6           32.7         (65.9)         (2.8)          3.3        (13.3)           35.6
Preferred dividend requirement and
   carrying amount over (under)
   consideratin paid for redeemed
   preferred stock                        5.5           5.8           (1.6)           -             -          (0.5)            9.2
                                       --------------------------------------------------------------------------------------------
Net income (loss) applicable
   to common stock                      $76.1          $26.9        $(64.3)        $(2.8)         $3.3       $(12.8)          $26.4
-----------------------------------------------------------------------------------------------------------------------------------
Other information -
   Total assets (2)                  $2,315.0       $3,162.4        $199.0         $97.6        $241.0       $114.7        $6,129.7
   Subsidiary's investment in
      equity method investees              -              -             -            9.8         192.4           -            202.2
   Total expenditures for additions
      to long-lived assets               50.1          100.5            -             -             -           3.0           153.6
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (3)             $102.5          $53.8        $(63.4)        $(2.8)         $3.3        $(9.5)          $83.9
   Cash flow (4)                         60.2         (138.8)       (132.7)         (4.6)         21.5         87.3          (107.1)
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

Illinova Corporation
Six Months Ended June 30, 1998                                           (Millions of Dollars)

                                                                                Illinova
                                       Customer     Wholesale                    Energy        Illinova                     Consoli-
                                       Service        Energy        Nuclear     Partners       Generating     Other           dated
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


Illinois Power
Three Months Ended June 30, 1999                                                          (Millions of Dollars)

                                                              Customer         Wholesale                                 Total
1999                                                          Service           Energy       Nuclear        Other       Company
Revenues from external customers                               $320.8           $51.8         $5.5          $ -          $378.1
Intersegment revenue (1)                                           -            118.9         37.2            -           156.1
                                                             ------------------------------------------------------------------
  Total Revenue                                                 320.8           170.7         42.7             -          534.2
Depreciation and amortization expense                            23.7            25.7          1.6           0.1           51.1
Other operating expenses (1)                                    209.8           135.3         59.6           5.1          409.8
                                                             ------------------------------------------------------------------
  Operating income (loss)                                        87.3             9.7        (18.5)         (5.2)          73.3
Interest expense                                                 19.3            21.1          3.3           0.2           43.9
AFUDC                                                            (0.4)           (1.6)          -           (0.0)          (2.0)
                                                             ------------------------------------------------------------------
  Income (loss) before taxes                                     68.4            (9.8)       (21.8)         (5.4)          31.4
Income tax expense (benefit)                                     26.2            (4.3)        (7.5)          1.8           16.2
Miscellaneous - net                                               0.2            (1.9)        (1.6)          0.1           (3.2)
Interest revenue                                                    -               -         (0.8)         (0.8)          (1.6)
                                                             ------------------------------------------------------------------
  Net income (loss) after taxes                                  42.0            (3.6)       (11.9)         (6.5)          20.0
Preferred dividend requirement and
  carrying amount over consideration
  paid for redeemed preferred stock                               2.6             2.8         (0.7)          0.3            5.0
                                                             ------------------------------------------------------------------
Net income (loss) applicable to common stock                   $ 39.4          $ (6.4)     $ (11.2)       $ (6.8)        $ 15.0
-------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets (2)                                           $2,315.0        $3,162.4       $199.0        $ 36.3       $5,712.7
  Total expenditures for additions
   to long-lived assets                                          27.2            86.0            -           2.1          115.3
Corporate Measures -
  Contribution margin (3)                                      $ 52.5           $ 7.1      $ (10.0)       $ (6.4)        $ 43.2
  Cash flow (4)                                                  18.1           (51.2)       (26.4)          5.2          (54.3)
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


Illinois Power
Three Months Ended June 30, 1998                                                           (Millions of Dollars)

                                                          Customer       Wholesale                                   Total
1998                                                      Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $352.9         $ 112.7        $ 1.4          $ -          $467.0
Intersegment revenue (1)                                           -            120.2         (0.6)          0.0          119.6
                                                             ------------------------------------------------------------------
  Total Revenue                                                 352.9           232.9          0.8           0.0          586.6
Depreciation and amortization expense                            16.9             7.5         24.7           1.4           50.5
Other operating expenses (1)                                    209.6           284.9         84.4           3.6          582.5
                                                             ------------------------------------------------------------------
  Operating income (loss)                                       126.4           (59.5)      (108.3)         (5.0)         (46.4)
Interest expense                                                  9.4             2.9         10.8          10.2           33.3
AFUDC                                                            (0.3)           (0.3)        (0.5)         (0.1)          (1.2)
                                                             ------------------------------------------------------------------
  Income (loss) before taxes                                    117.3           (62.1)      (118.6)        (15.1)         (78.5)
Income tax expense (benefit)                                     48.0           (26.7)       (50.9)         (5.4)         (35.0)
Miscellaneous - net                                               0.3            (1.2)          -           (0.2)          (1.1)
Interest revenue                                                   -               -            -           (1.8)          (1.8)
                                                             ------------------------------------------------------------------
  Net income (loss) after taxes                                  69.0           (34.2)       (67.7)         (7.7)         (40.6)
Preferred dividend requirement                                    1.7             0.6          2.5           0.2            5.0
                                                             ------------------------------------------------------------------
Net income (loss) applicable to common stock                   $ 67.3         $ (34.8)     $ (70.2)       $ (7.9)        $(45.6)
-------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets                                               $1,795.3         $ 715.6     $2,771.7        $ 66.4       $5,349.0
  Total expenditures for additions
    to long-lived assets                                         30.7            17.2         19.0           1.5           68.4
-------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (2)                                      $ 73.4         $ (33.6)     $ (61.4)        $(2.1)        $(23.7)
  Cash flow (3)                                                  53.7            78.0        (70.4)        (21.3)          40.0
  Return on net invested capital (4)                              5.6%           -7.4%         N/A           N/A           -0.6%
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


Illinois Power
Six Months Ended June 30, 1999                                                     (Millions of Dollars)

                                                              Customer       Wholesale                                   Total
1999                                                          Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $697.5         $ 145.9         $7.0          $ -          $850.4
Intersegment revenue (1)                                           -            254.8         36.5            -           291.3
                                                             ------------------------------------------------------------------
  Total Revenue                                                 697.5           400.7         43.5            -         1,141.7
Depreciation and amortization expense                            42.2            51.3          3.6            -            97.1
Other operating expenses (1)                                    485.1           261.9        149.0           6.2          902.2
                                                             ------------------------------------------------------------------
  Operating income (loss)                                       170.2            87.5       (109.1)         (6.2)         142.4
Interest expense                                                 38.6            41.0          4.0           0.1           83.7
AFUDC                                                            (0.8)           (2.4)          -             -            (3.2)
                                                             ------------------------------------------------------------------
  Income (loss) before taxes                                    132.4            48.9       (113.1)         (6.3)          61.9
Income tax expense (benefit)                                     50.6            18.0        (43.2)          2.4           27.8
Miscellaneous - net                                                 0.2            (1.8)        (2.1)         (0.3)          (4.0)
Interest revenue                                                   -               -          (1.9)         (3.0)          (4.9)
                                                             ------------------------------------------------------------------
  Net income (loss) after taxes                                  81.6            32.7        (65.9)         (5.4)          43.0
Preferred dividend requirement and
  carrying amount over (under)
  consideration paid for
  redeemed preferred stock                                        5.5             5.8         (1.6)         (0.5)           9.2
                                                             ------------------------------------------------------------------
Net income (loss) applicable to
 common stock                                                  $ 76.1          $ 26.9      $ (64.3)       $ (4.9)        $ 33.8
-------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets (2)                                           $2,315.0        $3,162.4       $199.0        $ 36.3       $5,712.7
  Total expenditures for additions
   to long-lived assets                                          50.1           100.5           -            3.0          153.6
-------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (3)                                      $102.5          $ 53.8      $ (63.4)       $ (5.3)        $ 87.6
  Cash flow (4)                                                  60.2          (138.8)      (132.7)         86.6         (124.7)
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

Illinois Power
Six Months Ended June 30, 1998                                                    (Millions of Dollars)

                                                          Customer       Wholesale                                   Total
1998                                                      Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $744.5         $ 209.0        $ 3.0          $ -          $956.5
Intersegment revenue (1)                                           -            232.0         (1.2)          0.0          230.8
                                                             ------------------------------------------------------------------
  Total Revenue                                                 744.5           441.0          1.8           0.0        1,187.3
Depreciation and amortization expense                            33.8            14.9         49.5           3.0          101.2
Other operating expenses (1)                                    454.3           435.6        168.4           1.7        1,060.0
                                                              -----------------------------------------------------------------
  Operating income (loss)                                       256.4            (9.5)      (216.1)         (4.7)          26.1
Interest expense                                                 26.5             8.6         32.3            -            67.4
AFUDC                                                            (0.6)           (0.7)        (0.9)         (0.1)          (2.3)
                                                             ------------------------------------------------------------------
  Income (loss) before taxes                                    230.5           (17.4)      (247.5)         (4.6)         (39.0)
Income tax expense (benefit)                                     94.4           (10.0)      (106.2)         (6.0)         (27.8)
Miscellaneous - net                                               0.3             0.6            -           0.1            1.0
Interest revenue                                                   -               -            -           (2.0)          (2.0)
                                                             ------------------------------------------------------------------
  Net income (loss) after taxes                                 135.8            (8.0)      (141.3)          3.3          (10.2)
Preferred dividend requirement                                    3.5             1.3          5.0           0.1            9.9
                                                             ------------------------------------------------------------------
Net income (loss) applicable to
  common stock                                                 $132.3           $(9.3)     $(146.3)        $ 3.2         $(20.1)
-------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets                                               $1,795.3         $ 715.6     $2,771.7        $ 66.4       $5,349.0
  Total expenditures for additions
    to long-lived assets                                         60.9            27.4         26.2           2.8          117.3
Corporate Measures -
  Contribution margin (2)                                      $149.0           $(5.5)     $(122.6)        $ 3.0         $ 23.9
  Cash flow (3)                                                 126.9           121.2       (152.0)         10.0          106.1
  Return on net invested capital (4)                             11.5%           -1.4%         N/A           N/A            0.7%
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

RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 1999 AND AS OF DECEMBER 31, 1998

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

                                 June 30, 1999                 December 31, 1998
--------------------------------------------------------------------------------------
                             As Previously   As Restated    As Previously  As Restated
                                Reported                      Reported
--------------------------------------------------------------------------------------
Illinova Corporation
Common Stock-No par value     $1,319.8       $1,123.3       $1,319.7       $1,123.2

Illinois Power Company
Common Stock-No par vlaue     $1,382.5       $1,186.0       $1,382.4       $1,185.9
--------------------------------------------------------------------------------------
As a result of the quasi-reorganization, there was no effect of this revision on
"Retained Earnings." For more information, see "Accounting Matters" of "Notes to
Consolidated Financial Statements" on page 15 of this report.

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

RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998 AND AS OF JUNE 30, 1999

In February 2000, Illinova and IP restated their financial statements for the year ended December 31, 1998 to reflect a revision to the initial estimate of the "Transition period cost recovery" regulatory asset established in December 1998 coincident with the impairment of the Clinton Power Station. The effect of this revision was to decrease the amount of the regulatory asset at December 31, 1998, and correspondingly increase the related impairment charge by $325.7 million ($196.5 million net of tax). The net effect of this revision was to increase the previously reported net loss by $196.5 million, or $2.74 per common share (basic and diluted). As a result of the quasi-reorganization described below, there was no effect of this revision on "Retained earnings;" however, "Total common stock equity" was reduced by $196.5 million. The financial tables and statements, the notes to the consolidated financial statements, and management's discussion and analysis of financial condition and results of operations in the 10-Q/A have been modified to reflect these changes.


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

     Under terms of the merger agreement, which were approved unanimously by each company's board of directors and agreed to by Dynegy's industrial shareholders (who collectively own approximately 76% of Dynegy's outstanding common stock), a newly established parent company will acquire all of the shares of Dynegy and Illinova for a combination of stock and cash, subject to the satisfaction of certain pre-closing conditions. The merger is conditioned, among other things, upon the completion of the pending sale of Clinton by Illinova, the approvals of the FERC, the SEC, the ICC, Illinova's common stockholders and the expiration or termination of the Hart-Scott-Rodino waiting period. The merger is expected to close by the end of the first quarter of 2000.

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

        Illinova currently has authority to issue an additional $130 million in debt securities under an existing $300 million shelf registration. Illinova also has in place a $130 million Revolving Credit Agreement. However, covenants in the Illinova Revolving Credit Facility limit total Illinova debt to $350 million. At June 30, 1999 $40.5 million of new debt capacity was available. Prior to 1999, IP paid Illinova dividends on the IP common stock held by Illinova to provide Illinova cash for operations. IP is limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment, and by the Federal Power Act, which precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." In the first quarter of 1999, IP did not declare or pay dividends on its common stock. In June 1999, IP declared and paid a common stock dividend of $19.5 million. Based on the Board's current dividend policy, management expects IP's retained earnings to be sufficient to support Illinova common dividends. IP also is allowed to periodically repurchase its common stock from Illinova in accordance with authority granted by the ICC, contingent on IP meeting certain cash flow tests. IP currently does not satisfy this cash flow test and it is anticipated that it will not satisfy the test throughout 1999. This test would not interfere with the repurchases, if any, of Illinova equity shares using securitization proceeds. Illinova's current capacity under the existing revolving credit agreement and shelf registration should meet its cash requirements through the third quarter of 1999. Illinova and IP are developing additional financing capabilities to meet future needs.

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


Illinova Generating Company
For the three months ended June 30, 1999, the contribution margin variance from 1998 was less than $1 million. Cash flow increased about $10 million, primarily due to a positive change in working capital.


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

RESULTS OF OPERATIONS - ILLINOIS POWER SEGMENTS OF BUSINESS

                   THREE MONTHS ENDED JUNE 30, 1999

Customer Service
For the three months ended June 30, 1999, both the contribution margin and cash flow measures were lower than for the corresponding period in 1998. Contribution margin is lower for the quarter by $21 million, primarily due to decreased electric revenues as discussed below. Other factors contributing to the decrease are amortization of the regulatory asset, slightly higher O&M expenses, and higher internal charges paid to the Wholesale Energy Group and the Nuclear Group for the purchase of electricity. Partially offsetting these items were slightly lower gas purchases than in 1998.

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

        The Monte Carlo simulation process used in this VaR model generates the power price, fuel price and load series that are used to value the generation assets, fuel assets, and contracts entered into by the firm (e.g., tolling, forward, call and put options). A sophisticated process is used to generate daily and hourly prices based on historical price series and volatility, wherein "price spikes," a recent phenomenon in the electricity markets, are modeled into the price series. The VaR calculated by this model represents the maximum reduction in operating margin given a 95 percent confidence level. This means that there is only a 5 percent probability that the reduction in operating margin from the expected margin will be greater than what is provided by the VaR number. In this model, a sufficient number of scenarios are generated, whereby each scenario simulates a one-year margin (one-year holding period). The expected margin is obtained by averaging the margins calculated from all the simulation scenarios. The VaR is obtained by sorting the simulation results from the lowest to highest value and taking the 95th percentile worst case value.

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

ITEM 6. Exhibits and Reports on Form 8-K and Form 8-K/A

   (a)   Exhibits

         The Exhibits filed with this 10-Q/A are listed on the Exhibit Index.

   (b)   Reports on Form 8-K since March 31, 1999:

            Report filed on Form 8-K/A for April 19, 1999
                                 Item 5, Other Events: Press Release: Illinova Releases 1999 first quarter earnings, Announces expected sale of Clinton to AmerGen.
                                 Item 7, Exhibits: Illinova Consolidated
                                 Income Statements.

            Report filed on Form 8-K on June 14, 1999
                                 Item  5: Illinova announces merger
                                 agreement  with Dynegy, Inc.

            Report filed on Form 8-K/A for June 18, 1999
                                 Item 5, Other Events: Merger agreement
                                 update, Clinton Power Station update,
                                 fossil generating subsidiary update.
                                 Item 7, Exhibits: Illinova statement
                                 regarding computation of ratios.

            Report filed on Form 8-K on July 12, 1999
                                 Item 5, Other Events: Press release: IP/
                                 AmerGen sign Definitive Agreement for
                                 Sale of Clinton. ICC approval of fossil
                                 generating subsidiary.

            Report filed on Form 8-K/A for July 16, 1999
                                 Item 5, Other Events: Press release:
                                 Illinova Releases 1999 second quarter
                                 Earnings.
                                 Item 7, Exhibits: Illinova Consolidated
                                 Income Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ILLINOVA CORPORATION
                                                 (Registrant)



                                                 /s/Larry F. Altenbaumer
                                                 ---------------------------
                                                 Larry F. Altenbaumer
                                                 President on behalf of
                                                 Illinova Corporation







Date: February 23, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ILLINOIS POWER COMPANY
                                                 (Registrant)



                                                 /s/Larry F. Altenbaumer
                                                 ---------------------------
                                                 Larry F. Altenbaumer
                                                 President on behalf of
                                                 Illinois Power Company







Date: February 23, 2000

EXHIBIT INDEX

                                                           PAGE NO. WITHIN
                                                        SEQUENTIAL NUMBERING
EXHIBIT      DESCRIPTION                                       SYSTEM

4         Instruments Defining Rights of Security
          Holders, Including Indentures - Illinois
          Power Company

4.1       Supplemental  Indenture dated as of June
          15, 1999 to Mortgage and Deed of Trust
          dated  November 1, 1943  providing for the
          issuance  of $250,000,000 principal amount
          of 7.5% mortgage bonds.                                 66 - 81

4.2       Supplemental  Indenture dated as of June
          15, 1999 to General Mortgage Indenture
          and Deed of Trust dated as of November 1,
          1992 providing for the issuance of 7.50%
          New Mortgage Bonds.                                     82 - 92

4.3       Supplemental  Indenture dated as of July
          15, 1999 to Mortgage and Deed of  Trust
          dated November 1, 1943  providing for the
          issuance of $35,615,000 principal amount
          of 5.70% Series U Pollution Control Bonds.              93 - 107

4.4       Supplemental  Indenture dated as of July
          15, 1999 to General Mortgage Indenture and
          Deed of Trust dated as of November 1, 1992
          providing for the issuance of $35,615,000
          principal amount of 5.70% Series U
          Pollution Control Bonds.                                108 - 121

4.5       Supplemental  Indenture dated as of July
          15, 1999 to Mortgage and Deed of Trust
          dated November 1, 1943 providing for the
          issuance of $84,150,000 principal amount
          of 7.40% Series V Pollution Control Bonds.             122 - 135

4.6       Supplemental Indenture dated as of July
          15, 1999 to General Mortgage Indenture and
          Deed of Trust dated as of November 1, 1992
          providing for the issuance of $84,150,000
          principal amount of 7.40% series V
          Pollution Control Bonds.                               136 - 148

10.1      Clinton Nuclear Power Station Asset
          Purchase Agreement by and between Illinois
          Power Company, as Seller, and AmerGen
          Energy Company, L.L.C, as Buyer, dated as
          of June 30, 1999.                                      149 - 252

12.1      Computation of ratio of earnings to fixed
          charges for Illinova Corporation.                            253

12.2      Computation of ratio of earnings to fixed
          charges for Illinois Power Company.                          254

27        Financial Data Schedule UT
          (filed herewith)