Form 10-K/A
period 1998-12-31
ILLINOVA CORP
filed 2000-02-29
CIK 914755

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549


                                FORM 10-K/A



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

                              ILLINOVA CORPORATION

                             ILLINOIS POWER COMPANY

                                   FORM 10-K/A

                  For the Fiscal Year Ended December 31, 1998

     This combined Form 10-K/A is separately filed by Illinova Corporation and Illinois Power Company. Information contained herein relating to Illinois Power Company is filed by Illinova Corporation and separately by Illinois Power Company on its own behalf. Illinois Power Company makes no representation as to information relating to Illinova Corporation or its subsidiaries, except as it may relate to Illinois Power Company.

                                 TABLE OF CONTENTS

Part I                                                                 Page

     Item 1.   Business                                                  6
                  General                                                6
                     Dividends                                           7
                     Open Access and Competition                         8
                     Customer and Revenue Data                          10
                  IP Electric Business                                  10
                     Overview                                           10
                     Soyland Power Cooperative, Inc.                    12
                     Clinton Power Station                              12
                       General                                          12
                       Decommissioning Costs                            13
                     Fuel Supply                                        13
                     Construction Program                               16
                     Accounting Matters                                 16
                  IP Gas Business                                       18
                     Gas Supply                                         18
                  Diversified Business Activities                       18
                  Environmental Matters                                 19
                     Air Quality                                        19
                     Clean Air Act                                      20
                     Global Warming                                     20
                     Manufactured-Gas Plant Sites                       20
                     Water Quality                                      20
                     Other Issues                                       21
                     Electric and Magnetic Fields                       21
                     Environmental Expenditures                         21
                  Year 2000 Data Processing                             22
                  Research and Development                              22
                  Regulation                                            22
                  Important Information                                 23
                  Executive Officers of Illinova Corporation            25
                  Executive Officers of Illinois Power Company          26
                  Operating Statistics                                  27
     Item 2.   Properties                                               28
     Item 3.   Legal Proceedings                                        28
     Item 4.   Submission of Matters to a Vote of
                Security Holders                                        29

Part II

     Item 5.   Market for Registrants' Common Equity
                and Related Stockholder Matters                         29
     Item 6.   Selected Financial Data                                  29
     Item 7.   Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                   29
     Item 7A.  Quantitative and Qualitative
                Disclosures About Market Risk                           29
     Item 8.   Financial Statements and Supplementary
                Data                                                    29
     Item 9.   Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                                    30

Part III

     Item 10.  Directors and Executive Officers of
                the Registrants                                         30
     Item 11.  Executive Compensation                                   30
     Item 12.  Security Ownership of Certain
                Beneficial Owners and Management                        30
     Item 13.  Certain Relationships and Related
                Transactions                                            31

Part IV

     Item 14.  Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K                      31


Signatures                                                              34-37

Exhibit Index                                                           38

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

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments; and

3) Utilities are permitted to seek rate relief in the event that the change in law leads to their return on equity falling below a specified minimum based on a prescribed test. Utilities are also subject to an "over-earnings" test which requires them, in effect, to share with customers earnings in excess of specified levels. See "Note 5 - Commitments and Contingencies" on pages 156 to 164 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

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

         For more information, see "Note 14 - Segments of Business" on pages 177 through 183 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.


                                IP Electric Business
                                --------------------

Overview
--------

         IP supplies electric service at retail to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. Electric service at wholesale is supplied to numerous utilities and power marketing entities, as well as to the Illinois Municipal Electric Agency
(IMEA) as agent for 11 municipalities and to Soyland Power Cooperative, Inc. (Soyland) for resale to its member cooperatives. For additional information related to Soyland, see "Note 7 - Facilities Agreements" on page 165 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference. In 1998, IP provided interchange power to 81 entities, including 69 power marketers.

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

Soyland Power Cooperative, Inc.
-------------------------------

         For discussion of the transfer to IP of Soyland's share of Clinton Power Station (Clinton) and the amended Power Coordination Agreement between Soyland and IP, see "Note 7 - Facilities Agreements" on page 165 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

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

         Clinton was placed in service in 1987 and represents approximately 20% of IP's installed generation capacity. For more information on the Clinton Power Station, see "Note 4 - Clinton Power Station" on page 155 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

         Due to uncertainties of deregulated generation pricing in Illinois and due to various operation and management factors, Illinova's and IP's Boards of Directors voted in December 1998 to sell or close Clinton. The decision resulted in an impairment of Clinton-related assets and accrual of exit-related costs. The impairment and accrual of related charges resulted in a $1,523.7 million, net of income taxes, charge against earnings.

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

         See "Note 2 - Clinton Impairment and Quasi-Reorganization" on pages 148 through 153 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.


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

         On December 9, 1998, Illinova's and IP's Boards of Directors decided that IP would exit the nuclear business. The ultimate disposition of Clinton, as well as the decommissioning method chosen, could have a material impact on the total decommissioning liability. For more information on the decommissioning costs related to Clinton, see "Decommissioning and Nuclear Fuel Disposal" in "Note 5 - Commitments and Contingencies" on page 156 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Fuel Supply
-----------

         Coal was used to generate approximately 97% of the electricity produced by IP during 1998, with other fuels generating the remaining 3%. For 1999, after Clinton returns to service, the percentages of generation attributable to nuclear fuel is projected to increase while projected generation from coal will decline. As explained in "Note 2 - Clinton Impairment and Quasi-Reorganization" on pages 148 through 153 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement, which is incorporated herein by reference, Illinova's and IP's Boards of Directors voted to exit nuclear operations. See this note for further information.

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

         For additional information, see the information under the sub-captions "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on pages 145 and 146 and "Fuel Cost Recovery" of "Note 5 Commitments and Contingencies" on page 157 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

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

NUCLEAR - IP leases nuclear fuel from Illinois Power Fuel Company (Fuel Company). The Fuel Company, which is 50% owned by IP, was formed in 1981 for the purpose of leasing nuclear fuel to IP for Clinton. Lease payments are equal to the Fuel Company's cost of fuel as consumed (including related financing and administrative costs). IP is obligated to make subordinated loans to the Fuel Company at any time the obligations of the Fuel Company which are due and payable exceed the funds available to the Fuel Company. At December 31, 1998, IP had outstanding loans to the Fuel Company of approximately $1.96 million. This amount was repaid in January 1999. Lease terms stipulate that, in the event Clinton is out of service for 24 consecutive months, IP is obligated to purchase Clinton's in-core nuclear fuel from the Fuel Company. In accordance with this provision, IP purchased $62.1 million of fuel in the first quarter of 1999. IP has an obligation for nuclear fuel disposal costs of leased nuclear fuel. For additional information relating to the nuclear fuel lease, see "Note 9 - Capital Leases" on page 1699 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference. At December 31, 1998, IP's net investment in nuclear fuel was $20.4 million.

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

         For more information on Illinova's construction program and liquidity, see "Note 5 - Commitments and Contingencies" on page 156 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference; "Note 6 - Lines of Credit and Short-Term Loans" on page 164 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference; and "Liquidity and Capital Resources" in "Management's Discussion and Analysis" on pages 126 through 131 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

         For more information on IP's construction program and liquidity, see "Note 4 - Commitments and Contingencies" on pages 253 and 261 of the 1998 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference; "Note 5 - Lines of Credit and Short-Term Loans" on page 261 of the 1998 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference; and "Liquidity and Capital Resources" in "Management's Discussion and Analysis" on pages 226 through 231 of the 1998 Annual Report to Shareholders in the appendix to the Illinois Power Information Statement which is incorporated herein by reference.

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

         As discussed above, Illinova's and IP's Boards of Directors decided to exit the nuclear portion of the business, by either sale or shutdown of Clinton. FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less cost to sell. Consequently, IP wrote off the value of Clinton and accrued Clinton-related exit costs, which resulted in an accumulated deficit in Illinova's retained earnings of $1,616.0 million.

         Illinova's and IP's Boards of Directors also approved in December 1998, quasi-reorganization accounting for Illinova and IP. The SEC provided concurrence with this accounting in November 1998. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating a company's assets and liabilities to their fair values, with the net amount of these adjustments added to or deducted from the deficit. Any balance in the retained earnings account is then eliminated by a transfer from other paid-in capital, giving the company a "fresh start" with a zero balance in retained earnings. For additional information see "Note 2 - Clinton Impairment and Quasi-Reorganization" on pages 148 through 153 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.


                             IP Gas Business
                             ---------------

         IP supplies retail natural gas service to an estimated aggregate population of 962,000 in 266 incorporated municipalities, adjacent suburban areas and numerous unincorporated communities. IP does not sell gas for resale.

         IP's rate schedules contain provisions for passing through to its gas customers increases or decreases in the cost of purchased gas. For information on revenue and energy costs, see the sub-caption "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on pages 145 and 146 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement that is incorporated herein by reference.

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

         For more information on the activities of the Illinova's diversified enterprises, see "Note 3 - Illinova Subsidiaries" on page 153 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

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

Clean Air Act
-------------

         For information on the impacts of the Clean Air Act Amendments of 1990, see "Environmental Matters" in "Note 5 - Commitments and Contingencies" on pages 162 and 163 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

Global Warming
--------------

         For information on the impacts of the international negotiations to reduce greenhouse gas emissions and the Kyoto Protocol, see "Environmental Matters" in "Note 5 - Commitments and Contingencies" on page 162 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

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

Electric and Magnetic Fields
----------------------------

         For information on Electric and Magnetic Fields, see "Electric and Magnetic Fields" in "Note 5 Commitments and Contingencies" on page 163 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

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


                           Year 2000 Data Processing
                           -------------------------

         For information on Year 2000 Data Processing, see "Year 2000" in "Management's Discussion and Analysis" on pages 114 through 119 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference.

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


                              Operating Statistics
                             ---------------------

        For Illinova the information under the caption "Selected Illinois Power Company Statistics" on page 190 of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

        For IP the information under the caption "Selected Illinois Power Company Statistics" on page 284 of the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

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

Item 4.   Submission of Matters to a Vote of Security Holders
-------

None.

                                       PART II
-------------------------------------------------------------------------------

Item 5.   Market for Registrants' Common Equity and Related
-------   Stockholder Matters

     For Illinova, the information is under the caption "Note 18 - Quarterly Consolidated Financial Information and Common Stock Data (Unaudited)" of the
1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement on page 190 of this report.

     For IP the information is under the caption "Note 17 - Quarterly Consolidated Financial Information and Common Stock Data (Unaudited)" of the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement on page 286 of this report.

Item 6.   Selected Financial Data
-------

     For Illinova, the information is under the caption "Selected Consolidated Financial Data" of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement on page 192 of this report.

     For IP the information is under the caption "Selected Consolidated Financial Data" of the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement on page 287 of this report.

Item 7.   Management's Discussion and Analysis of Financial
-------   Condition and Results of Operations

     For Illinova, the information is under the caption "Management's Discussion and Analysis" of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement on pages 110 through 136 of this report.

     For IP the information is under the caption "Management's Discussion and Analysis" of the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement on pages 214 through 237 of this report.

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk. -------- For information on Quantitative and Qualitative Disclosures About Market Risk, see "Market Risk" in "Management's Discussion and Analysis" of the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement on pages 132 through 134 of this report..


Item 8.   Financial Statements and Supplementary Data
-------

     For Illinova, the consolidated financial statements and related notes and Report of Independent Accountants of the 1998 Annual Report to Shareholders is in the appendix to the Illinova Proxy Statement on pages 139 through 189 and page 138 respectively, of this report. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7, the 1998 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is not to be deemed filed as part of this Form 10-K/A Annual Report.

     For IP the consolidated financial statements and related notes and Report of Independent Accountants of the 1998 Annual Report to Shareholders is in the appendix to the IP Information Statement on pages 240 through 286 and page 239 respectively, of this report. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7, the 1998 Annual Report to Shareholders in the appendix to the IP Information Statement is not to be deemed filed as part of this form 10-K/A Annual Report.

Item 9.   Changes in and Disagreements With Accountants on
-------   Accounting and Financial Disclosure

     None.

                                       PART III
-------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrants
--------

        For Illinova, the information under the caption "Board of Directors" on pages 89 through 93 of Illinova's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinova's executive officers is set forth in Part I of this Annual Report on Form 10-K/A.

        For IP the information under the caption "Board of Directors" on pages 193 through 196 of IP's Information Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinois Power Company's executive officers is set forth in Part I of this Annual Report on Form 10-K/A.

Item 11.  Executive Compensation
--------

         For   Illinova,   the   information   under  the   caption   "Executive
Compensation" on pages 94 through 105 of Illinova's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

         For IP the information under the caption "Executive Compensation" on pages 197 through 208 of IP's Information Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------

         For Illinova, the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 93 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

         For IP the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 196 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 89 through 196 of IP's Information Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------

         None.

                               PART IV
--------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  Form 8-K

     (a)  Documents filed as part of this report.
          (1a)  Financial Statements:
                                                         Page in 1998
                                                         Annual Report
                                                        to Shareholders
                                                        in the appendix
                                                        to the Illinova
                                                       Proxy Statement
                                                    Included in this Report
                                                    -----------------------
                Report of Independent Accountants                  137
                Consolidated Statements of Income for the
                   three years ended December 31, 1998,
                      1997, 1996                                   138
                Consolidated Balance Sheets at
                   December 31, 1998 and 1997                  139-140
                Consolidated Statements of Cash Flows for
                   the three years ended December 31, 1998,
                      1997, 1996                                   141
                Consolidated Statements of Retained
                   Earnings for the three years
                   ended December 31, 1998, 1997, 1996             142
                Notes to Consolidated Financial Statements   143 - 189


          (1b)  Financial Statements:
                                                         Page in 1998
                                                         Annual Report
                                                        to Shareholders
                                                        in the appendix
                                                           to the IP
                                                          Information
                                                           Statement
                                                       Included in this report
                                                       -----------------------
                Report of Independent Accountants                  235
                Consolidated Statements of Income for the
                   three years ended December 31, 1998,
                      1997, 1996                                   237
                Consolidated Balance Sheets at
                   December 31, 1998 and 1997                  238-239
                Consolidated Statements of Cash Flows for
                   the three years ended December 31, 1998,
                      1997, 1996                                   240
                Consolidated Statements of Retained
                   Earnings for the three years
                   ended December 31, 1998, 1997, 1996             241
                Notes to Consolidated Financial Statements   242 - 283

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  Form 8-K (Continued)

          (2)  Financial Statement Schedules:

   All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  Exhibits

The exhibits filed with this Form 10-K/A are listed in the Exhibit Index located
elsewhere   herein.   All  management   contracts  and  compensatory   plans  or
arrangements set forth in such list are marked with a ~.

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

            Report filed on Form 8-K/A on February 28, 2000
                 Other Events:  Illinova releases 1998 earnings
                                and discusses impact of the Clinton
                                Power Station impairment and
                                quasi-reorganization

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ILLINOIS POWER COMPANY
                                              (REGISTRANT)



                                         By /s/Larry F. Altenbaumer
                                            Larry F. Altenbaumer
                                            President on behalf of
                                            Illinois Power Company

Date: February 28, 2000



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

Signature                              Title                            Date

/s/Charles E. Bayless               Chairman, President, Chief
Charles E. Bayless                  Executive Officer and Director
(Principal Executive Officer)

/s/Larry F. Altenbaumer             Senior Vice President and
Larry F. Altenbaumer                Chief Financial Officer
(Principal Financial Officer)

/s/Cynthia G. Steward               Controller
Cynthia G. Steward
(Principal Accounting Officer)

/s/J. Joe Adorjan
J. Joe Adorjan

/s/C. Steven McMillan
C. Steven McMillan

/s/Robert M. Powers
Robert M. Powers

/s/Sheli Z. Rosenberg
Sheli Z. Rosenberg                  Director                  February 28, 2000

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

                                         ILLINOVA CORPORATION
                                             (REGISTRANT)

                                         By /s/ Larry F. Altenbaumer
                                                Larry F. Altenbaumer
                                                President on behalf of
                                                Illinova Corporation

                                                Date: February 28, 2000

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

Signature                              Title                            Date

/s/Charles E. Bayless               Chairman, President, Chief
Charles E. Bayless                  Executive Officer and Director
(Principal Executive Officer)

/s/Larry F. Altenbaumer             Chief Financial Officer,
Larry F. Altenbaumer                Treasurer and Controller
(Principal Financial
and Accounting Officer)

/s/J. Joe Adorjan
J. Joe Adorjan

/s/C. Steven McMillan
C. Steven McMillan

/s/Robert M. Powers
Robert M. Powers

/s/Sheli Z. Rosenberg
Sheli Z. Rosenberg

/s/Walter D. Scott
Walter D. Scott                     Director                 February 28, 2000

/s/Joe J. Stewart
Joe J. Stewart

/s/Ronald L. Thompson
Ronald L. Thompson

/s/Walter M. Vannoy
Walter M. Vannoy

/s/Marilou von Ferstel
Marilou von Ferstel

/s/John D. Zeglis
John D. Zeglis

                         Exhibit Index

Exhibit                          Description
-------                          -----------

(3)(i) Articles of Incorporation                                 Page
                                                                 ----
Illinova Corporation

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

(3)(ii) By-Laws

(a)      By-laws of Illinova  Corporation,  as amended,
         April 8, 1998. Filed as Exhibit  3(a)(1) to the
         Annual Report on Form 10-K under the Securities
         and Exchange Act of 1934 for the year ended
         December 31, 1998.                                         47

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

(a)(2)   Indenture dated February 1, 1997, between Illinova
         Corporation and The First National Bank of Chicago,
         as trustee. Filed as Exhibit (4)(a)(2) to the Annual
         Report on Form 10-K under the Securities Exchange Act
         of 1934 for the year ended December 31, 1996
         (File No. 1-11327).                                          *

(a)(3)   Distribution Agreement dated January 16, 1998, and
         Officers' Certificate and Issuer Order of Illinova
         Corporation, dated January 16, 1998 (with forms of
         Fixed Rate Note and Floating Rate Note attached),
         delivered pursuant to the terms of the Indenture
         dated as of February 1, 1997, between Illinova
         Corporation and The First National Bank of Chicago.
         Filed as Exhibit (1) and (4) of Form 8-K under the
         Securities Exchange Act of 1934 dated January 21,
         1998 (File No. 1-11327).                                    *

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

(b)(28)  Supplemental Indenture dated April 1, 1997, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(a) to the Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1997
         (File No. 1-3004).                                           *

(b)(29)  Supplemental Indenture dated April 1, 1997 to General
         Mortgage Indenture and Deed of Trust dated November 1,
         1992.  Filed as Exhibit 4(b) to the Quarterly Report
         on Form 10-Q for the quarter ended March 31, 1997
         (File No. 1-3004).                                           *

(b)(30)  Supplemental Indenture dated December 1, 1997 to
         Mortgage and Deed of Trust dated November 1, 1943.          *

(b)(31) Supplemental Indenture dated as of March 1, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $18,700,000 principal amount of 5.40% pollution control bonds. Filed as Exhibit 4.41 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).

(b)(32)  Supplemental Indenture dated as of March 1, 1998
         to Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $18,700,000 principal amount of pollution control bonds. Filed as Exhibit
         4.39 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).

Exhibit                           Description
-------                           -----------

(b)(33) Supplemental Indenture dated as of March 1, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $33,755,000 principal amount of pollution control bonds. Filed as Exhibit 4.42 to the Registration Statement on Form S-3, filed January 22, 1999
         (File No. 333-71061).

(b)(34) Supplemental Indenture dated as of March 1, 1998 to Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $33,755,000 principal amount of pollution control bonds. Filed as Exhibit
         4.40 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).

(b)(35) Supplemental Indenture dated as of July 15, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $100,000,000 principal amount of 6.25%
         New Mortgage Bonds.  Filed as Exhibit 4.44 to the
         Registration Statement on Form S-3, filed January
         22, 1999 (File No. 333-71061).

(b)(36) Supplemental Indenture dated as of July 15, 1998 to Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $100,000,000 principal amount of 6.25% First Mortgage Bonds. Filed as Exhibit
         4.43 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).

(b)(37) Supplemental Indenture dated as of September 15, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $100,000,000 principal amount of 6.00% New Mortgage Bonds. Filed as Exhibit 4.46 to the Registration Statement on Form S-3, filed January 22, 1999
         (File No. 333-71061).

(b)(38)  Supplemental  Indenture  dated as of September 15,
         1998 to Mortgage and Deed of Trust dated  November 1,
         1943 providing for the issuance of $100,000,000 principal amount of 6.00% First Mortgage Bonds.
         Filed as Exhibit 4.45 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).

(b)(39) Supplemental Indenture dated as of October 1, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the transfer of Letter of Credit providers on three series of pollution control bonds totaling $111,770,000. Filed as Exhibit
         4.47 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).

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

(a)(3)   Illinova Corporation Stock Plan for Outside
         Directors as amended and restated by the Board of
         Directors on April 9, 1992 and as further amended
         April 14, 1993.  Filed as Exhibit 10(h) to the
         Annual Report on Form 10-K under the Securities
         Exchange Act of 1934 for the year ended December
         31, 1993 (File No. 1-3004). ~                                *

(a)(4)   Illinova Corporation Retirement Plan for Outside
         Directors,  as amended through  December 11, 1991.
         Filed as Exhibit 10(j) to the Annual Report on Form
         10-K  under the Securities Exchange Act of 1934 for
         the year ended December 31, 1991 (File No. 1-3004). ~        *

(a)(5)   Illinova Corporation 1992 Long-Term Incentive
         Compensation Plan.  Filed as Exhibit 10(k) to the
         Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1992 (File No. 1-3004). ~                          *

(a)(6)   Illinova Corporation Comprehensive Deferred  Stock
         Plan for  Outside Directors, as approved by the Board
         of Directors on February 7, 1996.  Filed as Exhibit 10
         (a)(6) to the Annual  Report on Form 10-K under the
         Securities  Exchange  Act of 1934 for the year ended
         December 31, 1995 (File No. 1-11327).  ~                     *

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

(a)(8)   Illinova Corporation Leadership Incentive Program,
         effective January 1, 1996.  ~                                *

Exhibit                           Description
-------                           -----------
(a)(9)   Illinova Corporation Retirement Plan for Outside
         Directors, as amended by resolutions adopted by the
         Board of Directors on February 7, 1996. ~                   *

(a)(10)  Illinova Corporation Employee Retention Agreement,
         as amended by resolutions adopted by the Board of
         Directors on February 7, 1996.  ~                           *

(a)(11)  Illinova Corporation Deferred Compensation Plan for
         Certain Directors as amended October 9, 1996, effective
         January 1, 1997. ~                                          *

(a)(12)  Illinova Corporation Employee Retention Agreement,
         as amended by resolutions adopted by the Board of
         Directors on June 10-11, 1997.  ~                           *

(a)(13)  Illinova Corporation Deferred Compensation Plan for
         Certain Directors, as amended by resolutions adopted
         by the Board of Directors on June 10-11, 1997. ~            *

(a)(14)  Employment Agreement entered into as of August 13,
         1998 between Illinova Corporation and Charles E.
         Bayless. ~                                                  *

(a)(15)  Employment Agreement entered into as of January 18,
         1999  between Illinova Corporation and George W.
         Miraben.  ~                                                54

Illinois Power Company

(b)(1)   Group Insurance Benefits for Managerial Employees
         of Illinois Power Company as amended January 1, 1983.
         Filed as Exhibit 10(a) to the Annual Report on Form
         10-K under the Securities Exchange Act of 1934 for
         the year ended December 31, 1983 (File No. 1-3004).~        *

(b)(2)   Illinois Power Company Incentive Savings Trust and
         Illinois Power Company Incentive Savings Plan and
         Amendment I thereto.  Filed as Exhibit 10(d) to the
         Annual Report on Form 10-K under the Securities
         Exchange Act of 1934 for the year ended December 31,
         1984 (File No. 1-3004).  ~                                  *

(b)(3)   Illinois Power Company's Executive Incentive
         Compensation Plan.  Filed as Exhibit 10(f) to the
         Annual Report on Form 10-K under the Securities
         Exchange Act of 1934 for the year ended December 31,
         1989 (File No. 1-3004). ~                                   *

Exhibit                           Description
-------                           -----------

(b)(4)   Illinois Power Company Incentive Savings Plan, as
         amended and restated effective January 1, 1991.
         Filed as Exhibit 10(h) to the Annual Report on
         Form 10-K under the Securities Exchange Act of
         1934 for the year ended December 31, 1990
         (File No. 1-3004). ~                                        *

(b)(5)   Illinois Power Company Executive Deferred
         Compensation Plan.  Filed as Exhibit 10(l) to
         the Annual Report on Form 10-K under the
         Securities Exchange Act of 1934 for the year
         ended December 31, 1993 (File No. 1-3004). ~                *

(b)(6)   Illinois Power Company Retirement Income Plan for
         salaried employees as amended and restated effective
         January 1, 1989, as further amended through January
         1, 1994. Filed as Exhibit 10(m) to the Annual Report
         on Form 10-K under the Securities Exchange Act of
         1934 for the year ended December 31, 1994
         (File No. 1-3004). ~                                        *

(b)(7)   Illinois Power Company Retirement Income Plan for
         employees covered under a collective bargaining
         agreement as amended and restated effective as of
         January 1, 1994. Filed as Exhibit 10(n) to the Annual
         Report on Form 10-K under the Securities Exchange Act
         of 1934 for the year ended December 31, 1994
         (File No. 1-3004). ~                                        *

(b)(8)   Illinois Power Company Incentive Savings Plan as
         amended and restated effective January 1, 1991 and
         as further amended through amendments adopted
         December 28, 1994.  Filed as Exhibit 10(o)to the
         Annual Report on Form 10-K under the Securities
         Exchange Act of 1934 for the year ended December
         31, 1994 (File No. 1-3004). ~                               *

(b)(9)   Illinois Power Company Incentive Savings Plan for
         employees covered under a collective bargaining
         agreement as amended and restated effective January
         1, 1991 and as further amended through amendments
         adopted December 28, 1994.  Filed as Exhibit 10(p)
         to the Annual Report on Form 10-K under the
         Securities Exchange Act of 1934 for the year ended
         December 31, 1994 (File No. 1-3004).  ~                     *

(b)(10)  Illinois Power Company Executive Incentive Compensation
         Plan, as amended, effective January 1, 1997. ~              *

(b)(11)  Illinois Power Company Executive Deferred
         Compensation Plan as amended by resolutions adopted
         by the Board of Directors on June 10-11, 1997. ~            *

Exhibit                           Description
-------                           -----------

(b)(12)  Illinois Power Company Supplemental Retirement
         Income Plan for Salaried Employees of Illinois
         Power Company as amended by resolutions adopted
         by the Board of Directors on June 10-11, 1997. ~            *

(b)(13)  Retirement and Consulting Agreement entered into
         as of June 30, 1997 between Illinois Power Company
         and Wilfred Connell. ~                                      *

(12) Statement Re Computation of Ratios

(a)      Computation of ratio of earnings to fixed
         charges for Illinova Corporation.                         83

(b)      Computation of ratio of earnings to fixed
         charges for Illinois Power Company.                       85

(13) Annual Reports to Shareholders

(a)      Illinova Corporation Proxy Statement and 1998
         Annual Report to Shareholders.                            87

(b)      Illinois Power Company Information Statement
         and 1998 Annual Report to Shareholders.                  192

(21) Subsidiaries of Registrants

(a)      Subsidiaries of Illinova Corporation and Illinois
         Power Company.                                           286

(23) Consents of Experts

         Consent of Independent Accountants for Illinova
         Corporation.                                             290

(27)     Financial Data Schedules

(a)      Illinova Corporation

(b)      Illinois Power Company

--------------------------------------
*     Incorporated herein by reference.

~     Management contract and compensatory plans or arrangements.

                                     BYLAWS

                              ILLINOVA CORPORATION
                            (An Illinois Corporation)

                            As Amended April 8, 1998


                                    ARTICLE I

                                  Stockholders

                           Section 1. The annual meeting of the stockholders of the Corporation shall be held on such date and at such time and place as may be fixed from time to time by the Board of Directors of the Corporation pursuant to a resolution adopted by a majority of the members of the Board then in office, for the purpose of electing directors and of transacting such other business as may properly be brought before the meeting.

                           Section 2. Special meetings of the stockholders may be held upon call of the Chairman, the President, or of the Board of Directors or of stockholders holding not less than one-fifth of the shares of the capital stock of the Corporation issued and outstanding, at such time and as such place within the State of Illinois as may be stated in the call and notice. In the event of war, rebellion or other catastrophe, if the surviving members of the Board of Directors shall be reduced to less than a majority of the number fixed by these Bylaws, then any surviving member of the Board of Directors may so call a special meeting of stockholders, at such time and at such place as may be stated in the call and notice.

                           Section 3. Notice stating the place, day and hour of every meeting of the stockholders, and in the case of a special meeting further stating the purpose for which such meeting is called, shall be mailed at least ten days before the meeting to each stockholder of record who shall be entitled to vote thereat, at the last known post office address of each such stockholder as it appears upon the books of the Corporation. Such further notice shall be given by mail, publication or otherwise, as may be required by law. Any meeting may be held without notice if all of the stockholders entitled to vote are present or represented at the meeting, or all of the stockholders entitled to notice of the meeting sign a waiver thereof in writing.

                           Section 4. The holders of record of a majority of the shares of the capital stock of the Corporation issued and outstanding, entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders, and the vote of a majority of such quorum shall be necessary for the transaction of any business, unless otherwise provided by law, by the Articles of Incorporation or by the Bylaws. If at any meeting there shall be no quorum, the holders of record, entitled to vote, of a majority of such shares of stock so present or represented may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall have been obtained, when any business may be transacted which might have been transacted at the meeting as first convened had there been a quorum.

                           Section 5. Meetings of the stockholders shall be presided over by the Chairman, or, if he is not present, the President, or a Vice President, in that order, or, if no such officer is present, by a chairman to be chosen at the meeting. The Secretary of the Corporation, or, if he is not present, an Assistant Secretary of the Corporation, or, if neither the Secretary nor an Assistant Secretary is present, a secretary to be chosen at the meeting, shall act as secretary of the meeting.

                           Section 6. At all meetings of the stockholders every holder of record of the shares of the capital stock of the Corporation, entitled to vote thereat, may vote thereat either in person or by proxy, provided that no stockholder may appoint more than three persons as proxies at any time, and that no proxy shall be valid after eleven months from the date of its execution, except where the stock is pledged as security for a debt to the person holding the Proxy.

                           Section 7. At all elections of directors the voting shall be by written ballot and stockholders may cumulate their votes.

                           Section 8. The stock transfer books of the Corporation may, if so determined by the Board of Directors, be closed before any meeting of the stockholders, and for any other purpose, including the payment of any dividend, for such length of time as the Board may from time to time determine.

                                   ARTICLE II

                                    Directors

                           Section 1. Initially, the Board of Directors of the Corporation shall consist of between one and five members unless and until IP Merging Corporation shall have merged with and into Illinois Power Company, with Illinois Power Company surviving such merger (the "Merger"). Upon consummation of the Merger, the Board of Directors of the Corporation shall consist of between ten and fifteen members, with all of the directors of Illinois Power Company replacing the directors of the Corporation and serving in such capacity until their successors are duly elected at the next regular annual meeting of the stockholders of the Corporation. The directors shall be elected at the regular annual meeting of the stockholders; but if the election of directors is not held on the day of the annual meeting, the directors shall cause the election to be held as soon thereafter as conveniently may be. The directors shall hold office for a term of one year and until their successors are elected and qualified. No director who is not also an employee of the Corporation shall be elected to serve more than twelve
         (12) terms as a member of the Board of Directors with the initial term beginning in April, 1992, with respect to those directors elected in April of 1994 or earlier. A majority of the members of the Board shall constitute a quorum for the transaction of business, but if at any meeting of the Board there shall be less than a quorum present, a majority of the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall have been obtained, when any business may be transacted which might have been transacted at the meeting as first convened had there been a quorum. The acts of a majority of the directors present at any meeting at which there is a quorum shall, except as otherwise provided by law, by the Articles of Incorporation or by the Bylaws, be the acts of the Board.

                           No person shall be eligible for election as a director after he has attained the age of 70, and no officer or employee of the Corporation other than the Chairman or the President, shall be eligible for election as director after he has attained the age of 65.

                           Section 2. Vacancies in the Board of Directors, caused by death, resignation or otherwise, may be filled at any meeting of the Board of Directors and the directors so elected shall hold office until the next annual meeting of the stockholders and until their successors are elected and qualified.

                           Section 3. Meetings of the Board of Directors shall be held at such place within or without the State of Illinois as may from time to time be fixed by resolution of the Board or as may be specified in the call of any meeting. Regular meetings of the Board shall be held at such time as may from time to time be fixed by resolution of the Board, and notice of such meetings need not be given. Special meetings of the Board may be held at any time upon call of the President or a Vice President, by oral telegraphic or written notice, duly served on or sent or mailed to each director not less than two days before any such meeting. A meeting of the Board may be held without notice immediately after the annual meeting of the stockholders at the same place at which such meeting is held. Any meeting may be held without notice if all of the directors are present at the meeting, or if all of the directors sign a waiver thereof in writing.

                           Section 4. Meetings of the Board of Directors shall be presided over by the Chairman or, if he is not present, the President, or a Vice President, in that order, or, if no such officer if present, by a chairman to be chosen at the meeting. The Secretary of the Corporation or, if he is not present, an Assistant Secretary of the Corporation or, if neither the Secretary nor an Assistant Secretary is present, a secretary to be chosen at the meeting shall act as secretary of the meeting.

                           Section 5. The Board of Directors, by the affirmative vote of a majority of the whole Board may appoint an Executive Committee and a Finance Committee, in each case to include three or more Directors, one of whom shall be a resident of the State of Illinois, as the Board may from time to time determine. Each such Committee shall have and may exercise such powers as may from time to time be specified in the resolution or resolutions of the Board of Directors creating such Committee, respectively. The Board shall have the power at any time to fill vacancies in, to change the membership of or to dissolve, either such Committee. Each Committee may make rules for the conduct of its business, and may appoint such committees and assistants as it shall from time to time deem necessary. A majority of the members of each Committee shall constitute a quorum and the action of a majority thereof shall be the action of such Committee. All actions taken by such Committee shall be reported to the Board at its meeting next succeeding such action.

                           Section 6. The Board of Directors may also appoint one or more other committees to consist of such number of directors and to have such powers as the Board may from time to time determine. The Board shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve, any such committee. A majority of the members of any such committee shall constitute a quorum and may determine its action and fix the time and place of its meetings unless the Board shall otherwise provide. All action taken by any such committee shall be reported to the Board at its meeting next succeeding such action.

                           Section 7. Each member of the Board of Directors who is not a salaried officer or employee of the Corporation shall be compensated for his services as a director of the Corporation. The Board of Directors shall fix the amount of such compensation.

                           Section 8.  Nomination of persons for election to the
         Board of Directors of the Corporation shall be made only at a meeting of stockholders and only (i) by or at the direction of the Board of Directors or a Committee thereof or (ii) by any stockholder of the Corporation entitled to vote for the election of Directors at the meeting who complies with the notice procedure set forth in this Section. Such nominations, other than those made by or at the direction of the Board, shall be made pursuant to timely notice in writing to the committee of the Board of Directors which has responsibility for nominating persons for election to the Board of Directors, or in the event there is no such committee to the Chairman of the Board of Directors, or in the event there is no such person to the President of the Company (the "Notice"). To be timely, a Notice shall be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than ninety (90) days nor more than one hundred twenty (120) days prior to the Annual Meeting; provided, however, that in the event that Directors are to be elected by the stockholders at any other time, the Notice shall be delivered to, or mailed and received at, the principal executive offices of the Corporation not later than the tenth day following the day on which Notice of the date of the meeting was first mailed to stockholders. For purposes of this Section, any adjournment or postponement of the original meeting whereby the meeting will reconvene within thirty (30) days from the original date will be deemed for purposes of Notice to be a continuation of the original meeting, and no nominations by a stockholder of persons to be elected Directors of the Corporation may be made at any such reconvened meeting unless pursuant to a Notice which was timely for the meeting on the date originally scheduled.

                           The Notice shall set forth: (i) as to each person whom the stockholder proposes to nominate for election or re-election as a Director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or as otherwise required, in each case pursuant to the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected); and (ii) as to the stockholder giving the Notice (A) the name and address of the stockholder (B) the class and number of shares of voting stock of the Corporation which are beneficially owned by such stockholder, and (C) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the Notice. Notwithstanding the foregoing, nothing in this Section shall be interpreted or construed to require the inclusion of information about any such nominee in any proxy statement distributed by, at the direction of, or on the behalf of, the Board.


                                   ARTICLE III

                                    Officers

                           Section 1. As soon as may be after the election held in each year, the Board of Directors shall elect a President (who shall be a director), one or more Vice Presidents, one or more of whom may be designated as Executive Vice President or Senior Vice President, and a Secretary and a Treasurer and a Controller, and may elect a Chairman (who shall be a director); provided, however, that unless and until the consummation of the Merger, the officers of the Corporation may consist only of a President (who shall be a director), a Treasurer, a Secretary and a Chairman (who shall be a director). The Board of Directors may from time to time appoint such Assistant Secretaries, Assistant Treasurers and other officers and agents of the Corporation as it may deem proper. The same person may be elected or appointed to more than one office.

                           Section 2. The term of office of all officers shall be one year or until their respective successors are elected, but any officer or agent may be removed, with or without cause, at any time by the affirmative vote of a majority of the members of the Board then in office.

                           Section 3. The officers of the Corporation shall each have such powers and duties as may be prescribed from time to time by the Board of Directors or, in the absence of such prescription, the officers of the Corporation shall each have such powers and duties as generally pertain to their respective offices. The Treasurer, the Assistant Treasurers and any other officers or employees of the Corporation may be required to give bond for the faithful discharge of their duties, in such sum and of such character as the Board may from time to time prescribe.

                           Section 4. The salaries of all officers and agents of the Corporation shall be fixed by the Board of Directors, or pursuant to such authority as the Board may from time to time prescribe.


                                   ARTICLE IV

                              Certificates of Stock

                           Section 1. The interest of each stockholder in the Corporation shall be evidenced by a certificate or certificates for shares of stock of the Corporation, in such form as the Board of Directors may from time to time prescribe. The certificates for shares of stock of the Corporation shall be signed by the President or a Vice President and the Secretary or an Assistant Secretary, sealed with the seal of the Corporation (which seal may be a facsimile), and shall be countersigned and registered in such manner, if any, as the Board may by resolution prescribe.

                           Section 2. The shares of stock of the Corporation shall be transferable on the books of the Corporation by the holders thereof in person or by a duly authorized attorney, upon surrender for cancellation of certificates for a like number of shares of the same class of stock, with a duly executed assignment and power of transfer endorsed thereon or attached thereto and such proof of the authenticity of the signatures as the Corporation or its agents may reasonably require.

                           Section 3. No certificate for shares of stock of the Corporation shall be issued in place of any certificate alleged to have been lost, stolen or destroyed, except upon production of such evidence of the loss, theft, or destruction, and upon indemnification of the Corporation and its agents to such extent and in such manner as the Board of Directors may from time to time prescribe.


                                    ARTICLE V

                               Checks, Notes, etc.

                           All checks and drafts on the Corporation's bank accounts and all bills of exchange and promissory notes, and all acceptances, obligations and other instruments for the payment of money, shall be signed by such officer or officers or agent or agents as shall be thereunto authorized from time to time by the Board of Directors; provided that checks drawn on the Corporation's bank accounts may bear facsimile signature or signatures, affixed thereto by a mechanical device, of such officer or officers and/or agent or agents as the Board of Directors shall authorize.



                                   ARTICLE VI

                                   Fiscal Year

                           The fiscal year of the Corporation shall begin on the first day of January in each year and shall end on the thirty-first day of December following.

                                   ARTICLE VII

                                 Corporate Seal

                           The corporate seal shall have inscribed thereon, the
name of the Corporation and the words "Corporate Seal 1994 Illinois."


                                  ARTICLE VIII

                                 Indemnification

                           Section 1. Indemnification of Directors, Officers and Employees. The Corporation shall, to the fullest extent to which it is empowered to do so by the Business Corporation Act of 1983 or any other applicable laws, as may from time to time be in effect, indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee, trustee, or fiduciary of the Corporation, or of a Corporation-sponsored or Corporation-administered trust or benefit plan, or is or was serving at the request of the Board of Directors of the Corporation as a director, officer, employee, trustee, or fiduciary of another corporation, partnership, joint venture, trust, benefit plan, or other enterprise, against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceedings.

                           Section 2. The provisions of this Article VIII shall be deemed to be a contract between the Corporation and each director or officer who serves in any such capacity at any time while this Article is in effect, and any repeal or modification of this Article shall not affect any rights or obligations hereunder with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought or threatened based in whole or in part upon any such state of facts.

                           Section 3. The indemnification provided or permitted by this Article shall not be deemed exclusive of any other rights to which those indemnified may be entitled by law or otherwise, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such person.

                           Section 4. The provisions of this Article are to be given retroactive effect.

                                   ARTICLE IX

                                   Amendments

                           These Bylaws, or any part thereof, may be altered, amended or repealed at any meeting of the Board of Directors, provided that notice of such meeting shall set forth the substance of such proposed change.


                                    --END--

                                January 18, 1999




George W. Miraben
Illinova Corporation
500 South 27th Street
Decatur, Illinois 62521

Dear Mr. Miraben:

This  letter  is  to  confirm  the  terms  of  your   employment  with  Illinova
Corporation.

1. Salary. Your annual base salary will be $325,000, subject to periodic review to determine whether an increase is appropriate.

2. Bonus. You will be entitled to participate in the Executive Incentive Compensation Plan. Your bonus under the Executive Incentive Compensation Plan will be $130,000 (which is 40% of your salary) if the target level of performance is achieved, and your bonus will be $195,000 (which is 60% of your salary) at the maximum achievement level.

3. Long-Term Incentive Award. For 1999, your entire long-term incentive award will be in the form of a stock option, the terms of which are reflected in the enclosed stock option agreement. After 1999, 50% of your long-term incentive award will be made as a stock option grant, and the remaining 50% will be made as performance share grant.

4.   Supplemental   Pension.   In  lieu  of   participation   in  the  Company's
     Supplemental Executive Retirement Plan, you will be covered by the enclosed Supplemental Pension Plan.

5. Retention Agreement. You will be covered by the enclosed Employee Retention Agreement, which provides benefits in the event of a Change in Control.

6. Loan. To compensate you for amounts you have foregone by leaving Tucson Electric Power Company to join Illinova Corporation, you will be entitled to a loan from the Company of $250,000. The terms of the loan are reflected in the enclosed letter and promissory note.

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

                                                     Very truly yours,

                                                     ILLINOVA CORPORATION



                                                     ---------------------------
                                                     Charles E. Bayless

Accepted and agreed to this
18th Day of January, 1999



-------------------------
    George W. Miraben

George W. Miraben
Illinova Corporation
500 South 27th Street
Decatur, Illinois 62521

Dear Mr. Miraben:

This letter is to confirm our verbal agreement that Illinova Corporation (the "Company") will loan you $250,000.00. The Company is making the loan to compensate you for amounts you have foregone by leaving Tucson Electric Power Company to join the Company. As a condition of receiving the loan, you must sign and return one copy of this letter and the enclosed promissory note.

As indicated in the promissory note, 20% of the principal amount of the loan will be forgiven on each of the first through fifth anniversaries of February 2, 1999, if you are employed by the Company on such anniversary. Also, as of each such anniversary, the entire amount of interest accrued on the outstanding principal during the prior one-year period shall be forgiven.

As of each anniversary, the amount of the forgiveness of principal or interest on that date will be taxable income to you as of each date on which the forgiveness occurs. You will become entitled to a tax gross-up payment from the Company in an amount equal to the aggregate of the additional Federal, state and local income taxes payable by you by reason of the forgiveness of the interest amount (but not by reason of the forgiveness of the principal amount), and by reason of your receipt of the gross-up payment.

If, prior to February 2, 2004, your employment is terminated by the Company for reasons other than Cause (as defined in the attached promissory note), the amount of any outstanding balance of principal and interest will be forgiven, and you will become entitled to a tax gross-up payment in an amount equal to the aggregate of the additional Federal, state and local income taxes payable by you by reason of the forgiveness of the interest amount (but not by reason of the forgiveness of the principal amount), and by reason of your receipt of the gross-up payment. However, if your employment is terminated (i) by the Company for Cause, or (ii) by reason of your death, disability, or voluntary resignation then the amount of any outstanding balance of principal and interest will become immediately due and payable. Furthermore, if termination of employment occurs at any time without cause or with good reason, as those terms are defined in your Employee Retention Agreement (whether or not such agreement is then in effect), while there is a remaining balance under this agreement, then such outstanding balance of principal and interest shall be forgiven, and you will become entitled to a tax gross-up payment from the Company in an amount equal to the aggregate of the additional Federal, state and local income taxes payable by you by reason of the forgiveness of the interest amount (but not by reason of the forgiveness of the principal amount), and by reason of your receipt of the gross-up payment. After termination of your employment, if amounts are due from you to repay the loan, and such amounts are otherwise unpaid, the Company retains the right to offset such liability against amounts otherwise due to you from the Company.

If the foregoing reflects your understanding of the terms of your agreement with the Company, please so indicate by signing and returning a copy of this letter to the undersigned, along with a signed copy of each of the enclosures.

                                                     Very truly yours,

                                                     Illinova Corporation


                                                     By:________________________
                                                        Charles E. Bayless


Accepted and agreed to this
18th day of January, 1999.


----------------------------
George W. Miraben

                                 PROMISSORY NOTE

                                                                   $250,000.00


                                                               February 2, 1999
                                                               Decatur, Illinois


FOR VALUE RECEIVED, the undersigned, George W. Miraben, an individual (the "Employee"), promises to pay to the order of Illinova Corporation, an Illinois corporation (the "Company"), on the date on which the Employee's employment with the Company terminates (the "Maturity Date"), the principal sum of $250,000.00 and any accrued interest on this Note, subject to the provisions of this Note relating to forgiveness of such obligations.

This Note evidences obligations in connection with a loan made by the Company to the Employee as part of the inducement to the Employee to become employed by the Company.

The unpaid principal amount of this Note from time to time outstanding shall bear interest at a rate per annum (based upon a 365/366 day year) equal to the applicable Federal rate as of February 2, 1999, as determined for purposes of section 1274(d) of the Internal Revenue Code of 1986, as amended, compounded annually. After the Maturity Date, any unpaid and unforgiven principal amount and accrued unforgiven interest on the unpaid principal amount of this Note shall be payable on demand.

As of each of the first five one-year anniversaries of February 2, 1999, if the Employee is employed by the Company on such anniversary, an amount equal to $50,000.00 of the principal amount due under this Note, together with the amount of interest that has accrued with respect to the entire unpaid principal and interest amount since the preceding February 2, shall be forgiven. If the Employee's employment with the Company terminates prior to December 31, 1999, and such termination is the result of being discharged by the Company for reasons other than Cause, any remaining principal and interest shall be forgiven. If the Employee's employment with the Company terminates (i) prior to December 31, 1999 by the Company for Cause, (ii) prior to December 31, 1999 by reason of the Employee's death, disability, voluntary resignation or any other reason, except by the Company other than for Cause, or (iii) for any reason on or after December 31, 1999, then any remaining principal and interest shall become due and payable on the date of such termination of employment. For purposes of this Note, the term "Cause" shall mean:

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

Notwithstanding the foregoing, if termination of employment occurs at any time without cause or with good reason, as those terms are defined in Employee's Employee Retention Agreement, while there is a remaining balance under this promissory note, then such outstanding balance of principal and interest shall be forgiven.

Subject to the other terms and conditions hereof, the Employee may voluntarily prepay all or any portion of the unpaid and unforgiven principal amount of this Note from time to time outstanding and any accrued and unforgiven interest thereon, without premium or penalty.

All payment of principal of and interest on this Note shall be payable in lawful currency of the United States of America at Decatur, Illinois or such other place as the Company shall designate to the Employee in writing, in cash or by check. If payment hereunder falls due on a day which is either a Saturday, Sunday or any other day on which banks in Decatur, Illinois are not generally open for business to the public (i.e., not a "Business Day"), then such due date shall be extended to the immediately succeeding Business Day, and additional interest shall accrue and be payable for the period of any such extension.

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

then the Company may declare this Note and all unpaid and unforgiven principal of and interest on this Note and all accrued costs, expenses and other amounts under this Note be due and payable, whereupon all unpaid and unforgiven principal of and interest on this Note and all such costs, expense and other amounts shall immediately become due and payable following such declaration.

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

                                         If to the Company: Illinova Corporation
                                         500 South 27th Street

                                         Decatur, Illinois 62521
                                         Attention:  General Counsel

                                         If to the Employee: George W. Miraben
                                         Illinova Corporation
                                         500 South 27th Street
                                         Decatur, Illinois 62521

All notices hereunder shall be in writing (including, without limitation, facsimile transmission) and shall be sent to the Employee or the Company, as appropriate, at such party's address shown above, or at such other address as such party may, by written notice received by the other party hereto, have designated as its or his address for such purpose. Notices sent by facsimile transmission shall be deemed to have been given five days after the date mailed by registered or certified mail, postage prepaid; and notices sent by hand delivery shall be deemed to have been given when received.

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





                                                     ---------------------------
                                                     George W. Miraben

                              ILLINOVA CORPORATION
                            SUPPLEMENTAL PENSION PLAN


         The Supplemental Pension Plan (the "Plan") is adopted effective January 18, 1999. The Plan is established and maintained by Illinova Corporation for the purpose of providing benefits for the Participant, George W. Miraben. Accordingly, Illinova Corporation hereby adopts the Plan pursuant to the terms and provisions set forth below:

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

               1.3 "Cause" means:

               (a) the Participant's conviction of any criminal violation involving dishonesty, fraud, or breach of trust,

               (b) the Participant's engagement in any misconduct in the performance of the Participant's duty that materially injures the Company,

               (c) the Participant's performance of any act which, if known to the shareholders or regulators of the Company or any of its subsidiaries, would materially and adversely affect the business of the Company or any of its subsidiaries, or

               (d) the Participant's willful and substantial nonperformance of assigned duties provided that such nonperformance has continued more than ten days after the Company has given written notice of such nonperformance and of its intention to terminate the Participant's employment because of such nonperformance.

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

               1.6 "Earnings" of the Participant for any calendar month means the Participant's accrued salary and bonus for that month and, for this purpose, shall include any portion of such salary or bonus that would otherwise have been includible for the month but is contributed by the Company on behalf of the Participant pursuant to the Participant's election under a "qualified cash or deferred arrangement" (as defined in section 401(k) of the Code) that is part of any qualified profit sharing plan maintained by the Company. For purposes of this definition, the Participant's bonus for any month is the bonus amount earned under the Executive Incentive Compensation Plan (or any other successor plan providing for an annual bonus) for that month. For each calendar year the annual bonus shall be deemed to be earned evenly during each of the months in which the Participant was employed by the Company during that year.

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

               1.9 "Participant" means George W. Miraben.

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

               1.17 The Participant's "termination" of employment with the Company shall be deemed to occur on the day immediately following the date on which he is last employed by the Company.

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

         The Participant's "Accrued Vested Benefit" shall be determined in accordance with the following:

         (i) if the Participant's employment with the Company terminates prior to January 1, 2000 for any reason except circumstances pursuant to which benefits are owed under the Employee Retention Agreement between the Company and Participant, whether or not such agreement is then in effect ("Retention Agreement"), his Accrued Vested Benefit shall be zero, and he shall not be entitled to any benefits under the Plan;

         (ii) if the Participant's employment with the Company terminates before December 31, 1999 as a result of circumstances pursuant to which benefits are owed under the Retention Agreement, or after December 31, 1999 and prior to February 1, 2004, by reason of his being discharged by the Company without Cause or as a result of circumstances pursuant to which benefits are owed under the Retention Agreement, or if the Participant's employment with the Company terminates on or after February 1, 2004 for any reason, the Participant's accrued Vested Benefit shall be equal to 40% of the Participant's Final Average Earnings as of the date of his termination of employment; and

         (iii) if the Participant's employment with the Company terminates after December 31, 1999 and prior to February 1, 2004, and the termination occurs for any reason other than his being discharged by the Company without Cause or under circumstances pursuant to which benefits are owed under the Retention Agreement, the Participant's Accrued Vested Benefit shall be equal to 40% of the Participant's Final Average Earnings as of the date of his termination of employment, multiplied by the vesting percentage determined in accordance with the following schedule:

--------------------------------------------------------------------------------
If the Participant's employment with            The vesting percentage shall be:
the Company terminates during this period:
--------------------------------------------------------------------------------
On or after February 1, 2000, and                                20%
      before February 1, 2001
--------------------------------------------------------------------------------
On or after February 1, 2001, and                                40%
      before February 1, 2002
--------------------------------------------------------------------------------
On or after February 1, 2002, and                                60%
      before February 1, 2003
--------------------------------------------------------------------------------
On or after February 1, 2003, and                                80%
      before February 1, 2004
--------------------------------------------------------------------------------
      After February 1, 2004                                     100%
--------------------------------------------------------------------------------


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

         3.4 Approval of Company. Notwithstanding the provisions of Sections 3.2 and 3.3 above, an election made by the Participant under the Qualified Plan with respect to the form of payment of his Qualified Plan Retirement Benefit or the date for commencement of payment thereof shall not be effective with respect to the form of payment or date for commencement of payment of his Supplemental Retirement Benefit hereunder unless such election is expressly approved in writing by the Company with respect to his Supplemental Retirement Benefit. If the Company shall not approve such election in writing, then the form of payment or date for commencement of payment of the Participant's Supplemental Retirement Benefit shall be selected by the Company in its sole discretion. If benefits are payable to the Participant under this Plan, but no benefits are payable to the Participant under the Qualified Plan, the time and form of benefit shall be selected by the Participant, subject to the consent of the Company, from among the alternatives that would be available under the Qualifed Plan (or such other alternatives permitted by the Company).

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

                  (a) the monthly amount of the Qualified Plan Surviving Spouse Benefit to which the Surviving Spouse of the Participant would have been entitled under the Qualifed Plan, but determined by applying the Surviving Spouse Benefit provisions of the

                  Qualified Plan as though the amount of the monthly benefit (payable in the form of a straight life annuity commencing at the Participant's Normal Retirement Date) which the Participant had earned on the date of his death had been equal to the amount of his Accrued Vested Benefit (as defined in Section 3.1 of this Plan);

                                      LESS

                  (b) the monthly amount of the Qualifed Plan Surviving Spouse Benefit actually payable to the Surviving Spouse under the Qualified Plan.

         Notwithstanding any other provision of the Plan, the surviving Spouse shall be entitled to benefits under this Section 4.1 only if she waives all rights to receive the lump sum death benefits to which she would otherwise be entitled under the provisons of the January 13, 1999 letter to the Participant from the Company, with such waiver to be made within 90 days after the Participant's death in accordance with the procedures established by the Company.

         4.2 Form and Commencement of Benefit. A Supplemental Surviving Spouse Benefit shall be payable over the lifetime of the Surviving Spouse only in monthly installments commencing on the date for commencement of payment of the Qualified Plan Surviving Spouse Benefit to the Surviving Spouse and termination on the date of the last payment of the Qualified Plan Surviving Spouse Benefit made before the Surviving Spouse's death.

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

                                   ARTICLE VI
                            Amendment or Termination.

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

         7.4 No Enlargement of the Employee Rights. No Participant or Surviving Spouse shall have any right to a benefit under the Plan except in accordance with the terms of the Plan. Establishment of the Plan shall not be construed to give any Participant the right to be retained in the service of the Company.

         7.5 Spendthrift Provision. No interest of any person or entity in, or right to receive a benefit under, the Plan shall be subject in any manner to sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind; nor may such interest or right to receive a benefit be taken, either voluntarily or involuntarily, for the satisfaction of the debts of, or other obligation or claims against, such person or entity, including claims for alimony, support, separate maintenance and claims in bankruptcy proceedings.


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


         7.9 Unclaimed Benefit. Each Participant shall keep the Company informed of his current address and the current address of his spouse. The Company shall not be obligated to search for the whereabouts of any person. If the location of the Participant is not made known to the Company within three (3) years after the date on which payment of the Participant's Supplemental Retirement Benefit may first be made, payment may be made as though the Participant had died at the end of the three-year period. If, within one additional year after such three-year period has elapsed, or within three years after the actual death of the Participant, the Company is unable to locate any Surviving Spouse of the Participant, then the Company shall have no further obligation to pay any benefit hereunder to such Participant or Surviving Spouse or any other person and such benefit shall be irrevocably forfeited.

7.10 Limitations on Liability. Notwithstanding any of the preceding provisions of the Plan, neither the Company nor any individual acting as an employee or agent of the Company shall be liable to any Participant, former Participant, Surviving Spouse or any other person for any claim, loss, liability or expense incurred in connection with the Plan.

         IN WITNESS WHEREOF, the undersigned director of the Company, on behalf of the Company, has executed this Plan to witness its adoption by the Company as of January 18, 1999, and the Participant has executed this Plan to witness his understanding that it reflects his agreement with the Company.


                                                     ILLINOVA CORPORATION



                                                     By:________________________


Accepted and agreed to this
18th day of January, 1999.


-------------------------
George W. Miraben

                              ILLINOVA CORPORATION
                           EMPLOYEE RETENTION AGREEMENT

     THIS EMPLOYEE RETENTION AGREENENT (the "Agreement") is entered into this 18 day of January 1999 by and between ILLINOVA CORPORATION, an Illinois corporation (the "Company") and George W. Miraben (the "Employee").

     WHEREAS, the Company desires to retain the services of Employee. In connection with any change in control of the Company;

     NOW, THEREFORE, in consideration of continued employment and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Employee agree as follows:


     1. Change in Control Benefits. In the event of a Termination Event (as defined below) the Company shall, within 30 days of the Termination Event, make a lump sum cash payment to the Employee equal to thirty-six (36) months' salary at the greater of (I) the Employee's salary rate in effect on the date of the Change in Control, or (II) the Employee's salary rate in effect on the date of the Termination Event; plus three times the latest bonus earned by Employee during the three calendar years last preceding the Termination Event.

         Also in such event the Employee and his or her dependents, if any, shall, for thirty-six (36) months following the Termination Event or until the Employee reaches 65 years of age, or is employed by another employer, if sooner, continue to participate in any benefit plans of the Company which provide health (including medical and dental), life or disability insurance, or similar coverage, and if the Employee becomes 50 years of age prior to the beginning of such period then for so long as the Employee is not employed by another employer, the Employee and dependents, if any, shall continue to participate in any benefit plans of the Company which provide health and life insurance or similar coverage until the Employee becomes 55 years of age whereupon the Employee and dependents, if any, shall be eligible to participate in any such benefits as are then extended to employees of the Company electing early retirement at age 55 on the same terms and subject to the same conditions as are applicable to such employees; provided that such coverage shall not be furnished if the Employee waives coverage by giving written notice of waiver to the Company. For purposes of all incentive and retirement plans of the Company, the Employee shall be given service credit for all purposes for, and shall be deemed to be an employee of the Company during, the period the Employee continues to be eligible to participate in benefit plans hereunder, notwithstanding the fact that the Employee is not an employee of the Company during such period; provided that, if the terms of any such plan do not permit such credit or deemed employee treatment, the Company will make payments and distributions to the Employee outside the plans in amounts substantially equivalent to the payments and distributions, the Employee would have received pursuant to the terms of the plans and attributable to such credit or deemed employee treatment, had such credit or deemed employee treatment been permitted pursuant to the terms of the plans. The Employee shall not be required to mitigate damages by seeking other employment or otherwise. Except as specifically provided above with the respect to the Employee's becoming an employee of another employer, the Company's obligations under this section 2 shall not be reduced in any way by reason of any compensation received by the Employee from sources other than the Company after the termination of the Employee's employment with the Company.

     Notwithstanding any provision in this Agreement to the contrary, the benefits under this paragraph 1 shall be in lieu of, and not in addition to, any benefits to which the Employee might otherwise be entitled under any other severance plan maintained by the Company.

     For purposes of this paragraph 1 (including the defined terms used herein) references to the "Company" shall include any subsidiary of the Company by which the Employee is employed.

     2.   Definitions.
          (a)  For purposes of this Agreement:
               (i)  "Good Cause" shall mean:
                    (A) the Employee's conviction of any criminal violation involving dishonesty, fraud, or breach of trust.

                    (B) the Employee's willful engagement in any misconduct in the performance of the Employee's duty that materially injures the Company,
                    (C) the Employee's performance of any act, which if known to the shareholders or regulators of the Company or any of its subsidiaries, would materially and adversely affect the business of the Company or any of its subsidiaries, or
                    (D) the Employee's willful and substantial nonperformance of assigned duties; provided that such nonperformance has continued more than ten days after the Company has given written notice of such nonperformance and of its intention to terminate the Employee's employment because of such nonperformance.

               (ii) "Good Reason" shall exist if, without an Employee's express written consent, the Company shall:

                    (A) reduce the salary of the Employee; or
                    (B) materially reduce the amount of paid vacations to which the Employee is entitled, or the Employee's fringe benefits and perquisites; or
                    (C) significantly change the nature or decrease the scope of the Employee's authority; or
                    (D) change by 50 miles or more the principal location in which the Employee is required to perform services.

               (iii) "Change in Control" shall be deemed to occur on the earliest of the existence of one of the following and the receipt
               of  all  necessary  regulatory   approvals  tberefore:
                    (A) The  acquisition  other  than from the  company,  by any entity, person or group (including all Affiliates or Associates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 20% of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors, but excluding for this purpose any such acquisition by the Company or any of its subsidiaries or any employee benefit plan (or related trust) or the Company or its subsidiaries, or any corporation with respect to which, following such acquisition, more than 80% of, respectively, the then outstanding shares of common stock of such corporation and the combined vote power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners respectively, of the common stock and voting securities of the Company immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, as the case may be;
                    (B) The effective time of a reorganization, merger or consolidation of the Company, in each case, with respect to which all or substantially all of the individuals and entities who were the respective beneficial owners of the common stock and voting securities of the Company immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly and indirectly, more than 80% of respectively, the then outstanding shares of common stock or the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation, or of a complete liquidation or dissolution of the Company or of the sale or other disposition of a Substantial Portion of the Property of the Company, or
                    (C) The election to the Board of Directors of the Company, of directors constituting a majority of the number of the directors in office unless such directors were recommended for election by the existing Board of Directors.

               (iv) A "Termination Event" means the date that the Employee's employment with the Company terminates under one of the following circumstances:
                    (A) The Employee's employment is terminated by the Company without Good Cause within two (2) years following a Change in Control.
                    (B) The Employee voluntarily terminates employment with Good Reason within two (2) years following a Change in Control.
                    (C) The Employee's employment is terminated prior to a Change in Control at the request of a potential acquiror.

     For purposes of the foregoing, a termination will not be deemed to have occurred solely because of the transfer of the Employee from one subsidiary of the Company to another.


     (b) For purposes of the foregoing, (i) "Affiliate" or "Associate" shall have the meaning set forth in Rule 12b-2 under the Securities Exchange Act of 1934; and (ii) "Substantial Portion of the Property of the Company" shall mean 80% of the aggregate book value of the assets of the Company and its Affiliates and Associates as set forth on the most recent balance sheet of the Company, prepared on a consolidated basis, but its regularly employed, independent, certified public accountant.

     (c) Notwithstanding the foregoing, a Change in Control shall not be deemed to occur for the Employee by virtue of any transaction in which such an Employee is a participant in a group effecting an acquisition that constitutes a Change in Control if, after such acquisition, the Employee holds an equity interest in the entity that has made the acquisition. 3. Litigation Expenses. The Company shall pay to the Employee all out-of-pocket expenses, including attorneys' fees, incurred by the Employee in connection with any claim or legal action or proceeding involving the Agreement, whether brought by the Employee or by or on behalf of the Employee or by another party; provided, however, the Company shall not be obligated to pay to the Employee out-of-pocket expenses, including attorneys' fees, incurred by the Employee in any claim or legal action or proceeding in which the Employee is a party adverse to the Company if the Company prevails in such litigation. If so requested by the Employee, such expenses shall be advanced to the Employee as they are incurred from time to time during the pendency of such claim, legal action or proceeding; provided that if the proviso of the preceding sentence becomes applicable, the Employee shall, within ten (10) days after the Company has prevailed, repay all advanced amounts with interest from the date or dates on which they were advanced at the rate described in the next sentence. The Company shall pay prejudgment interest on any money judgment obtained by the Employee, calculated at the published prime interest rate charged by the Company's principal banking connection, as in effect from time to time, from the date that payment(s) to the Employee should have been made under the Plan.

     4. Post-termination Payment Obligations Absolute. The Company's obligation to pay the Employee the amounts and to make the other arrangements provided for herein to be paid and made after termination of the Employee's employment with the Company shall be absolute and unconditional and shall not be affected by any circumstances, including without limitation, any set-off, counterclaim, recoupment, defense or other right that the Company may have against the Employee or anyone else. The Company hereby waives any contract formation defenses that it may have with respect to the Employee Retention program and this Agreement.

     5. Withholding. The Company may withhold from any payment that it is required to make under the Plan amounts sufficient to satisfy applicable withholding requirements under any federal, state, or local law.

     6. Successors. The obligations of the Company provided for in the Agreement shall be the binding legal obligations of any successor to the Company by purchase, merger, consolidation, or otherwise. Rights under the Agreement may not be assigned by the Employee during the Employee's life, and upon the Employee's death will ensure to the benefit of the Employee's heirs, legatees and the legal representatives of the Employee's estate.

     7. Interpretation. The validity, interpretation, construction and performance of the Agreement shall be governed by the laws of the State of Illinois. The invalidity of unenforceability of any provision of the Agreement shall not effect the validity or enforceability of any other provision.

     8. Amendment and Termination. This agreement may be amended or terminated by the Board of Directors of the Company, provided that from and after the date of a Change in Control or during any period of time when the Company has knowledge that any third person has taken steps reasonably calculated to effect a Change in Control until twelve (12) months after the third person has abandoned or terminated the efforts to effect Change in Control, the Agreement may not be terminated and may not be amended in a manner that adversely affects the rights of the Employee.

     9. Tax Documents. This paragraph shall apply if all or any portion of the payments and benefits provided to an Employee under the Agreement, any benefit (including any such plan adopted in the future), would otherwise constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986 as amended (the "Code"), that are subject to the tax imposed by Section 4999 of the Code (or similar tax and/or assessment). If after the application of such tax and/or assessment, the amount of such payment and benefits would be less than if the payment and benefits had been, reduced to an amount that would result in there being no excess parachute payments then such payments and benefits shall be so reduced (the minimum extent necessary so that no excess parachute payments result). If reduction is necessary hereunder, the Employee shall elect which of the payments and benefits shall be reduced. Determination of whether payments and benefits would constitute excess parachute payments, and the amount of reduction so that no excess parachute payments shall exist, shall be made, at the Company's expense, by the independent accounting firm employed by the Company immediately prior to the occurrence of any change of control of the Company which will result in the imposition of such tax.

     IN WITNESS WHEREOF, the Company and the Employee have executed the Agreement on and as of the 18 day of January, 1999. This Agreement supersedes and replaces any prior agreement between the company and the undersigned regarding this subject.



                                                            ILLINOVA CORPORATION


                                                            By:
                                                               -----------------



                                                               -----------------
                                                                Employee

                              NON-QUALIFIED STOCK OPTION AGREEMENT
                                      ILLINOVA CORPORATION
                           1992 LONG-TERM INCENTIVE COMPENSATION PLAN



THIS AGREEMENT, entered into as of the 18th day of January, 1999 (the "Grant Date") by and between ILLINOVA CORPORATION, an Illinois corporation, (the "Company") and George W. Miraben (the "Employee"),


                                   WITNESSETH THAT:

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

NOW, THEREFORE, IT IS AGREED, by and between the Company and the Employee as follows:


                                   SECTION ONE
                                      GRANT

Subject to the terms and conditions of the Plan and this Agreement, the Employee is hereby awarded an option to purchase 30,000 shares of Stock (the "Option"). The Option is not intended, and shall not be treated, as an incentive stock option (as that term is used in Section 422 of the Code).

                                   SECTION TWO
                                   OPTION PRICE

The option price of each share of stock subject to the Option is $24.688.




                                   SECTION THREE
                         EXERCISE, EXPIRATION AND CANCELLATION
                                     OF OPTION

The option shall be exercisable by the Employee at any time subsequent to a Change in Control as defined in the Employee Retention Agreement between the Company and the Employee (whether or not such agreement is then in effect) and otherwise in accordance with the following schedule:

--------------------------------------------------------------------------------
If the Employee is employed through          The Option shall become exercisable
          the following date:                with respect to the following
                                             number of shares on and after that
                                             date:
--------------------------------------------------------------------------------
One-year anniversary of Grant Date              10,000 shares
--------------------------------------------------------------------------------
Two-year anniversary of Grant Date              10,000 shares
--------------------------------------------------------------------------------
Three-year anniversary of Grant Date            10,000 shares
--------------------------------------------------------------------------------

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

    (c)          five years following the Employee's date of retirement; or

    (d)          the date of the Employee's  Termination as defined in the Plan;
                 provided that if the Employee's employment ceases because of a Termination, any exercise of the Option occurring on or after the Employee's date of Termination shall be void and shall be ineffective.


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

                                   SECTION FOUR
                                 METHOD OF EXERCISE

Subject to the terms and conditions of the Plan and this Agreement, the Option may be exercised, in whole or in part, by filing a written notice with the Secretary of the Company at its corporate headquarters prior to the date on which the Option expires or is otherwise cancelled. Such notice shall specify the date as of which the exercise is to occur and the number of shares of Stock which the Employee elects to purchase and shall be in such form and shall contain such other information as the Secretary of the Company may reasonably require. The election shall be accompanied by payment of the option price for such shares of Stock indicated by the Employee's election, together with the amount of any required state, federal or local withholding taxes arising in connection with the purchase of such Stock. Subject to the provisions of the preceding sentence and the terms of the Plan, payment shall be by cash or check payable to the Company, by delivery of shares of Stock having an aggregate Fair Market Value (determined as of the date of exercise) equal to the option price, and if elected in accordance with this Section 4, the Employee's tax withholding obligation for the shares of Stock, indicated by the Employee's election, or a combination of both.


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



                                                --------------------------------
                                                GEORGE W. MIRABEN




                                                ILLINOVA CORPORATION


                                                BY:_____________________________
                                                   CHARLES E. BAYLESS
                                                   CHAIRMAN, PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER


ATTEST:



------------------------------------
LEAH MANNING STETZNER
CORPORATE SECRETARY


                                                                                                                     Exhibit (12)(a)


                                                                 ILLINOVA CORPORATION
                                                   STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO
                                                                     FIXED CHARGES
                                                                (Thousands of Dollars)

                 Year Ended December 31,      Supplemental 1                    Supplemental 2                Supplemental 3
                   -----------------------------------------------------------------------------------------------------------------
                               1992     1993      1993      1994     1995     1996     1997      1997          1998          1998

Earnings Available for
Fixed Charges:                                                                                                    As Restated
Net Income (Loss)           $122,100  ($55,800)  ($55,800) $176,700 $175,312 $213,379 ($69,057) ($69,057)  ($1,559,779) ($1,559,779)
   Add:
    Income Taxes:
      Current                 22,930    25,260     25,260    58,354   98,578  163,873   70,975    70,975         7,556        7,556
      Deferred - Net          63,739    82,057     82,057    71,177   34,137  (16,028)  36,963    36,963       309,070      309,070
    Allocated income taxes    (6,632)  (12,599)   (12,599)   (8,285) (11,851) (12,641) (20,345)  (20,345)      (11,330)     (11,330)
    Investment tax
      credit - deferred         (519)     (782)      (782)  (11,331)  (6,894)  (7,278)  (7,278)   (7,278)       (8,256)      (8,256)
    Income tax effect of
      disallowed costs            -    (70,638)   (70,638)       -        -        -        -         -             -             -
    Income tax effect of
      FAS 71 write-off            -         -          -         -        -        -  (117,998) (117,998)           -             -
    Income tax effect of
      CPS Impairment              -         -          -         -        -        -        -         -     (1,143,252)  (1,143,252)
    Interest on
      long-term debt         160,795   154,110    154,110    135,115 125,581  118,438  116,137   116,137       116,968      116,968
    Amortization of debt
      expense and premium-net,
      and other interest
      charges                 12,195    17,007     17,007     15,826  29,558   24,031   27,984    27,984        29,064       29,064
    One-third of all rentals
      (Estimated to be
      representative of the
      interest component)      5,117     5,992      5,992      5,847   5,221    4,346    4,229     4,229         4,054        4,054
    Interest on
      in-core fuel             8,278     6,174      6,174      7,185   6,716    4,757    3,842     3,842         3,716        3,716
    Disallowed Clinton
      plant costs                 -         -     270,956         -       -        -        -         -             -            -
    FAS 71 Regulatory
      Write-Offs                  -         -          -          -       -        -        -    313,030            -            -
    CPS Impairment                -         -          -          -       -        -        -         -             -     2,666,909
                               -------- --------  --------  -------- -------- -------- --------  --------  -----------   -----------
Earnings (loss) available
  for fixed charges           $388,003 $150,781  $421,737   $450,588 $456,358 $492,877  $45,452  $358,482  ($2,252,189)    $414,720
                               ======== ========  ========  ======== ======== ========  ======== ========  ===========   ===========

Fixed charges:
  Interest on long-
    term debt                 $160,795 $154,110  $154,110   $135,115 $125,581 $118,438  $116,137  $116,137    $116,968     $116,968
  Amortization of debt
   expense and premium-net,
   and other interest charges   25,785   27,619    27,619     25,381   38,147   30,663    32,928    32,928      36,787       36,787
  One-third of all rentals
   (Estimated to be
    representative of the
    interest component)          5,117    5,992     5,992      5,847    5,221    4,346     4,229     4,229       4,054        4,054
                               ------- ---------  --------  -------- --------  -------  --------  --------      --------   ---------
Total Fixed Charges          $191,697  $187,721  $187,721   $166,343 $168,949 $153,447  $153,294  $153,294     $157,809    $157,809
                             ========  ========  ========   ======== ======== ========  ========  ========   ===========  ==========

Ratio of earnings to
  fixed charges                  2.02    N/A *      2.25        2.71     2.70     3.21     N/A *      2.34        N/A  *       2.63
                             ======== ========   ========    =======  ======== =======   ========  ========   =========== ==========



     * Earnings  are  inadequate  to cover fixed  charges.  Additional  earnings
(thousands)  for 1993 , 1997  and 1998 of  $36,940,  $107,842,  and  $2,409,998,
respectively,  are  required to attain a  one-to-one  ratio of Earnings to Fixed
Charges.

     1 Supplemental ratio of earnings to fixed charges presented to exclude nonrecurring item - Disallowed Clinton plant costs.

     2 Supplemental ratio of earnings to fixed charges presented to exclude write-off related to the discontinued application of provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" for the generation segment of the business.

     3 Supplemental ratio of earnings to fixed charges presented to exclude write-off related to Clinton impairment.





                                                                                                                       Exhibit 12(b)


                                          ILLINOIS POWER COMPANY
                             STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO
                                               FIXED CHARGES
                                          (Thousands of Dollars)

              Year Ended December 31,           Supplemental 1                                 Supplemental 2         Supplemental 3
              ----------------------------------------------------------------------------------------------------------------------
                                 1992      1993      1993      1994     1995     1996     1997      1997       1998         1998
                                 ----      ----      ----      ----     ----     ----     ----      ----       ----         ----

Earnings Available for
Fixed Charges:                                                                                                    As Restated
Net Income (Loss)              $122,088 ($56,038) ($56,038) $180,242 $182,713 $228,618 ($44,173) ($44,173) ($1,552,435) ($1,552,435)
  Add:
    Income Taxes:
      Current                    22,930   25,260    25,260    58,354   98,578  163,873   72,680    72,680        7,556        7,556
      Deferred - Net             63,739   82,057    82,057    71,177   34,137  (16,028)  36,963    36,963      309,070      309,070
    Allocated income taxes      (6,632)  (12,599)  (12,599)   (8,285)  (8,417)  (2,642)  (1,446)   (1,446)       3,506        3,506
    Investment tax
      credit- deferred            (519)     (782)     (782)  (11,331)  (6,894)  (7,278)  (7,278)   (7,278)      (8,256)      (8,256)
    Income tax effect of
      disallowed costs              -    (70,638)  (70,638)       -        -        -        -         -            -            -
    Income tax effect of
      FAS 71 write-off              -         -         -         -        -        -  (117,998) (117,998)          -            -
    Income tax effect of
      CPS impairment                -         -         -         -        -        -        -         -    (1,143,252)  (1,143,252)
    Interest on
      long-term debt            160,795  154,110   154,110   135,115  125,581  118,438  109,595   109,595      106,879      106,879
    Amortization of debt
      expense and premium-net,
      and other interest
      charges                    12,195   17,007    17,007    15,826   29,558   22,325   26,260    26,260       28,107       28,107
    One-third of all rentals
      (Estimated to be
      representative of the
      interest component)         5,117    5,992     5,992     5,847    5,221    4,346    4,229     4,229        4,054        4,054
    Interest on
      in-core fuel                8,278    6,174     6,174     7,185    6,716    4,757    3,842     3,842        3,716        3,716
    Disallowed Clinton
      plant costs                    -        -    270,956        -        -        -        -         -            -            -
    FAS 71 Regulatory
      Write-Off                      -        -         -         -        -        -        -    313,030           -            -
    CPS Impairment                   -        -         -         -        -        -        -         -            -     2,666,909
                               --------  --------  -------- -------- --------  -------  --------  ----------- ----------- ----------
Earnings (loss) available
  for fixed charges            $387,991 $150,543  $421,499  $454,130 $467,193 $516,409  $82,674  $395,704   ($2,241,055)   $425,854

                               ========  ======== ======== ======== ========  ========  ======== =========   ============  =========

Fixed charges:
  Interest on long-
    term debt                  $160,795 $154,110  $154,110  $135,115 $125,581 $118,438 $109,595  $109,595     $106,879     $106,879
  Amortization of debt
    expense and premium-net,
    and other interest charges   25,785   27,619    27,619    25,381   38,147   28,957   31,204    31,204       35,829       35,829
  One-third of all rentals
    (Estimated to be
    representative of the
    interest component)           5,117    5,992     5,992     5,847    5,221    4,346    4,229     4,229        4,054        4,054
                               --------  --------  -------- -------- -------- --------  -------- --------     ---------   ----------
Total Fixed Charges            $191,697 $187,721  $187,721  $166,343 $168,949 $151,741 $145,028  $145,028     $146,762     $146,762
                               ======== ========  ========  ======== ======== ======== ========  ========     ========    ==========

Ratio of earnings to
  fixed charges                    2.02     N/A *     2.25      2.73     2.77     3.40     N/A *     2.73        N/A  *        2.90
                               ========  ========  ========  ======== ======== ======== ========  ========  ===========   ==========


     * Earnings  are  inadequate  to cover fixed  charges.  Additional  earnings
(thousands)  for 1993,  1997,  and 1998 of  $37,178,  $62,354,  and  $2,387,817,
respectively,  are  required to attain a  one-to-one  ratio of Earnings to Fixed
Charges.

     1 Supplemental ratio of earnings to fixed charges presented to exclude nonrecurring item Disallowed Clinton plant costs.

     2 Supplemental ratio of earnings to fixed charges presented to exclude write-off related to the discontinued application of provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" for the generation segment of the business.

     3 Supplemental ratio of earnings to fixed charges presented to exclude write-off related to Clinton Impairment.




1998 PROXY STATEMENT AND ANNUAL REPORT TO SHAREHOLDERS
Notice of Annual Meeting of Shareholders


PROXY STATEMENT TABLE OF CONTENTS
Notice of Annual Meeting............................   87
Proxy Statement.....................................   88
Appendix: 1998 Annual Report to Shareholders....... . 107


TO THE SHAREHOLDERS OF ILLINOVA CORPORATION:
Notice is hereby given that the Annual Meeting of Shareholders of Illinova Corporation ("Illinova") will be held at 10 a.m. Wednesday, May 5, 1999, at Shilling Community Education Center, Richland Community College, One College Park, Decatur, Illinois 62521, for the following purposes:

   1) To elect the Board of Directors for the ensuing year.
   2) To transact any other business that may properly come before the meeting or any adjournment.

   Shareholders of record at the close of business on March 8, 1999, are entitled to receive notice of and to vote at the Annual Meeting.
By Order of the Board of Directors,

Leah Manning Stetzner,
General Counsel and Corporate Secretary
Decatur, Illinois
March 31, 1999


IMPORTANT
Illinova invites each of its approximately 32,100 shareholders to attend the Annual Meeting. Shareholders will be admitted on verification of record share ownership at the admission desk. Shareholders who own shares through banks, brokerage firms, nominees or other account custodians must present proof of beneficial share ownership (such as a brokerage account statement) at the admission desk. If you are unable to be present at the meeting, it is important that you sign and return the enclosed proxy, no matter how many shares you own. Illinova has enclosed a prepaid, self-addressed envelope for that purpose.

   You will ensure that you are represented at the Annual Meeting by returning your executed proxy. Your cooperation is appreciated.

Proxy Statement


SOLICITATION AND REVOCATION OF PROXIES

This Proxy Statement is furnished in connection with a solicitation of proxies by the Board of Directors of Illinova, for use at the Annual Meeting of Shareholders to be held at Shilling Community Education Center, Richland
Community College, One College Park, Decatur, Illinois 62521, at 10 a.m. Wednesday, May 5, 1999, and at any adjournment thereof (the "Annual Meeting"). Any shareholder giving a proxy may revoke it at any time by giving a later proxy or by giving written notice of revocation to the Corporate Secretary of Illinova prior to the Annual Meeting. All duly executed proxies received prior to the Annual Meeting will be voted.

   Shares credited to the accounts of participants in Illinova's Investment Plus Plan and Illinois Power Company's Incentive Savings Plans will be voted in accordance with the instructions of the participants or otherwise in accordance with the terms of those plans.


VOTING RIGHTS

Shareholders of record at the close of business on Monday, March 8, 1999 (the "Record Date"), will be entitled to receive notice of and to vote at the Annual Meeting. As of that date, Illinova had outstanding 69,919,287 shares of Common Stock. Shareholders who are present at the Annual Meeting in person or by proxy will be entitled to one vote for each share of Illinova's Common Stock which they held of record at the close of business on the Record Date.

    All shareholders will be entitled to 10 votes (the number of directors to be elected) for each of their shares for candidates nominated to serve as directors. Shareholders may cast all of their votes for any one candidate whose name has been placed in nomination prior to the voting, or distribute their votes among two or more candidates. Election of directors requires the affirmative vote of the holders of a majority of the shares present in person or represented by proxy and entitled to vote.

   Shareholders will be entitled to one vote for each share of Common Stock held of record at the close of business on the Record Date when voting on other matters presented for consideration at the Annual Meeting.


ANNUAL REPORT, PROXY AND PROXY STATEMENT

Accompanying this Proxy Statement, which includes Consolidated Financial Statements, is a Notice of Annual Meeting of Shareholders, a form of Proxy and the Summary Annual Report to Shareholders covering operations of Illinova for the year 1998. This Proxy Statement and accompanying documents are first being mailed to shareholders on or about March 31, 1999.

BOARD OF DIRECTORS

Information Regarding the Board of Directors
The Board of Directors held nine Board meetings during 1998. All directors attended at least 75 percent of the aggregate meetings of the Board and Committees of which they were members during 1998. The Board has three standing committees: the Audit Committee, the Finance Committee, and the Compensation and Nominating Committee.

   The duties and members of the standing committees are:

Audit Committee
1) Review with the Chairman, President and Chief Executive Officer and the independent accountants the scope and adequacy of Illinova's system of internal controls;

2) Review the scope and results of the annual examination performed by the independent accountants;

3)   Review the activities of Illinova's internal auditors;

4) Report its findings to the Board and provide a line of communication between the Board and both the internal auditors and the independent accountants;

5)   Recommend to the Board the appointment of the independent accountants; and

6)   Approve the services  performed by the independent  accountants.

     The Audit Committee met three times during 1998.

     This Committee consists of the following directors who are not employees of the Company ("Outside Directors"): Robert M. Powers (Chairman), C. Steven McMillan, Sheli Z. Rosenberg, Marilou von Ferstel and John D. Zeglis.

Finance Committee
1) Review management's cash flow forecasts, financial forecasts and financing program, and make recommendations to the Board regarding the approval of such plans;

2) Review Illinova's banking relationships, short-term borrowing arrangements, dividend policies, arrangements with the transfer agent and registrar, and investment objectives;

3) Review the performance of Illinois Power's pension and other trust funds, evaluate fund managers, and make recommendations to the Board concerning such matters;

4) Review Illinova's risk management programs, including insurance coverage, and make recommendations to the Board; and

5) Act in an advisory capacity to management, the Board of Directors, and the Chairman, President and Chief Executive Officer on other financial matters as they may arise.

     The Finance Committee met five times during 1998.

     This Committee consists of the following members of the Board: Walter D. Scott (Chairman), Charles E. Bayless, C. Steven McMillan, Sheli Z. Rosenberg, Joe J. Stewart, and Walter M. Vannoy.

Compensation and  Nominating  Committee
1)   Review   performance  of  and  recommend   salaries  plus  other  forms  of
     compensation for elected Illinova officers and the Board of Directors;

2) Review Illinova's benefit plans for elected Illinova officers and make recommendations to the Board;

3) Review with the Chairman, President and Chief Executive Officer any organizational or other personnel matters; and

4) Recommend to the Board candidates for election as director to fill vacancies on the Board of Directors as they occur.

     The Compensation and Nominating Committee will consider shareholders' recommendations for candidates for director made in writing and addressed to the Chairman of the Committee at the executive offices of Illinova. The recommendation should include a full description of the qualifications and business and professional experience of the candidates and a statement of the candidates' willingness to serve. The notice must be delivered to or mailed and received at the executive offices of Illinova not less than 90 nor more than 120 days prior to the Annual Meeting.

     The Compensation and Nominating Committee met three times during 1998.

     This Committee consists of the following Outside Directors: Ronald L. Thompson (Chairman), J. Joe Adorjan, Robert M. Powers, Marilou von Ferstel, and John D. Zeglis.

Board Compensation
The Outside Directors of Illinova receive a retainer fee of $18,000 per year. Outside Directors who also chair Board Committees receive an additional $2,500 per year. Outside Directors receive a grant of 650 shares of Common Stock on the date of each Annual Shareholders Meeting. Outside Directors elected to the Board between Annual Shareholders Meetings are paid $850 for each Board and Committee meeting attended prior to the first Annual Shareholders Meeting after their election to the Board. Other than the foregoing, there are no attendance-based fees.

   Illinova had a Retirement Plan for Outside Directors. Under this plan, each Outside Director who attained age 65 and served on the Board for a period of 60 or more consecutive months was eligible for annual retirement benefits at the rate of the annual retainer fee in effect when the director retired. Each former Outside Director whose right to receive the retirement benefit had vested continues to receive such benefits in accordance with the terms of the Retirement Plan.

   In 1996, the Board of Directors adopted a Comprehensive Deferred Stock Plan for Outside Directors, replacing the Retirement Plan. All Outside Directors serving at the time this new plan was adopted were granted a lump sum amount based on the net present value of these benefits to them, were they to have retired under the Retirement Plan, based on the number of years they served on the Board but not to exceed 10. This dollar amount was converted into stock units, based on the then market value of Illinova Common Stock, and placed into an account. The value of these stock units is to be paid to the director in cash, in a lump sum or installments, on termination of service, based on the then market value of Illinova Common Stock, plus dividend equivalents.

   In addition, each Outside Director receives an annual award of stock units having a value of $6,000. This award is paid to the Outside Director in cash on retirement, at once or in installments as the director may elect. The amount of such payment is determined by multiplying the number of stock units in the account times the then market value of Illinova Common Stock, and adding the dividend equivalents attributable to such stock units.

   Illinova has a Deferred Compensation Plan for Certain Directors. Outside Directors may elect to defer all or any portion of their fees and stock grants until termination of their services as directors. Deferred fees and grants are converted into stock units representing shares of Illinova's Common Stock with the value of each stock unit based on the last reported sales price of such stock. Additional credits are made to the participating director's account in dollar amounts equal to the dividends paid on Common Stock which the director would have received if the director had been the record owner of the shares represented by stock units, and these amounts are converted into additional stock units. On termination of the participating directors' services as directors, payment of deferred fees and stock grants is made in shares of Common Stock in an amount equal to the aggregate number of stock units credited to their accounts.

   Illinova amended the plan in 1997 to provide for a payout in cash instead of shares of Common Stock. Deferred amounts are still converted into stock units representing shares of Common Stock with the value of each stock unit based on the last reported sales price of such stock. Payment is made in cash, in a lump sum or installments, as soon as practical following a director's termination. The cash paid on termination equals the number of stock units times the share price at the close of market on the last business day of the month preceding termination. Directors receive no other payments after their service on the Board ceases.


ELECTION OF DIRECTORS

Illinova's entire Board of Directors is elected at each Annual Meeting of Shareholders. Directors hold office until the next Annual Meeting of Shareholders or until their successors are elected and qualified. At the Annual Meeting a vote will be taken on a proposal to elect the 10 directors nominated by Illinova's Board of Directors. Their names and certain additional information is set forth on the following pages. The dates shown for service as a director include service as a director of Illinois Power prior to the May 1994 restructuring in which Illinois Power became a subsidiary of Illinova. If any nominee should become unable to serve as a director, another nominee may be selected by the current Board of Directors.

Name of Director Nominee, Age,                               Year in Which First
Business Experience and                                       Elected a Director
Other  Information                                                   of Illinova

J. Joe Adorjan, 60                                                          1997
Chairman of Borg-Warner Security Corporation, Chicago, Ill., a security systems services firm, since 1995. He was President of Emerson Electric Company from 1993 to 1995. Prior to that, he was Chairman and Chief Executive Officer of ESCO Electronics Corporation. He is a director of The Earthgrains Company, ESCO Electronics Corporation, Hussmann Corporation and Goss Graphics Systems, Inc.


Charles E. Bayless, 56                                                      1998
Chairman of Illinova and Illinois Power since August 1998, and President and Chief Executive Officer since July 1998. He was Chairman, President and Chief Executive Officer of Tucson Electric Power from 1992 to 1998, President and Chief Executive Officer from 1990 to 1992, and Senior Vice President and Chief Financial Officer from 1989 to 1990. He is a director of Trigen Energy Corporation.


C. Steven McMillan, 53                                                      1996
President, Chief Operating Officer, and Director of Sara Lee Corporation, Chicago, Ill., a global packaged food and consumer products company, since 1997. He was Executive Vice President of Sara Lee from 1993 to 1997 and Senior Vice President-Strategy Development from 1986 to 1993. He is a director of Pharmacia and Upjohn.


Robert M. Powers, 67                                                        1984
From 1980 until retirement in December 1988, President and Chief Executive Officer of A. E. Staley Manufacturing Company, Decatur, Ill., a processor of grain and oil seeds. He is a director of A. E. Staley Manufacturing Company.


Sheli Z. Rosenberg, 57                                                     1997
President and Chief Executive Officer since 1994 and General Counsel 1980 to 1994 of Equity Group Investments, LLC, Chicago, Ill., a privately held business conglomerate holding controlling interests in seven publicly traded corporations involved in basic manufacturing, radio stations, retail, insurance, and real estate. She is a director of Jacor Communications, Inc.; Capitol Trust; Anixter International, Inc.; Equity Office Properties Trust; Equity Residential Properties Trust; CVS Corporation; and Manufactured Home Communities, Inc.


Walter D. Scott, 67                                                         1990
Professor of Management and Senior Austin Fellow, J. L. Kellogg Graduate School of Management, Northwestern University, Evanston, Ill., since 1988. He was Chairman of GrandMet USA from 1984 to 1986 and President and Chief Executive Officer of IDS Financial Services from 1980 to 1984. He is a director of Neodesic Corporation and Intermatic Incorporated.


Joe J. Stewart, 60                                                          1998
From 1995 until retirement in 1998, President of BWX Technologies, Inc., formerly The Babcock & Wilcox Government Group, Lynchburg, Va., a diversified energy equipment and services company, and Executive Vice President of McDermott International, Inc. (parent of BWX Technologies, Inc. and The Babcock & Wilcox Company). He was President and Chief Operating Officer of The Babcock and Wilcox Company and Executive Vice President of McDermott International, Inc., from 1993 to 1995 and Executive Vice President of the Power Generation Group of The Babcock and Wilcox Company from 1987 to 1993.

Ronald L.  Thompson,  49                                                    1991
Chairman and Chief Executive Officer of Midwest Stamping and Manufacturing Co., Bowling Green, Ohio, a manufacturer of automotive parts, since 1993. He was President and Chief Executive Officer and a director of The GR Group, Inc., St. Louis, Mo., from 1980 to 1993. He is a director of Teachers Insurance and Annuity Association, and Ryerson Tull.

Marilou von Ferstel,  61                                                    1990
Executive Vice President and General Manager of Ogilvy Adams & Rinehart, Inc., a public relations firm in Chicago, Ill., from June 1990 until retirement in April 1997. She was Managing Director and Senior Vice President of Hill and Knowlton, Chicago, Ill., from 1981 to 1990. She is a director of Walgreen Company.

John D. Zeglis,  51                                                         1993
President and Director of AT&T, Basking Ridge, N.J., a diversified communications company, since October 1997. He was Vice Chairman from June 1997 to October 1997, Senior Executive Vice President and General Counsel, from 1995 to June 1997 and Senior Vice President -- General Counsel and Government Affairs from 1989 to 1995. He is a director of the Helmerich & Payne Corporation, and Sara Lee Corporation.


SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
The table below shows shares of Illinova Common Stock beneficially owned as of December 31, 1998, by each director nominee, executive officers named in the Summary Compensation Table, and entities owning more than 5 percent.


                                   Number      Number of Stock
                                 of Shares     Units in Deferred
Name of                         Beneficially    Compensation         Percent
Beneficial Owner                Owned (1)(2)       Plans             of Class

J. Joe Adorjan                       1,650            205               (3)
Charles E. Bayless                   2,501          2,000               (3)
Larry D. Haab                       88,822          5,420               (3)
C. Steven McMillan                   1,950            777               (3)
Robert M. Powers                     9,200          4,937               (3)
Sheli Z. Rosenberg                   1,000          3,704               (3)
Walter D. Scott                      6,125          3,664               (3)
Joe J. Stewart                       1,500            851               (3)
Ronald L. Thompson                   3,806          6,091               (3)
Marilou von Ferstel                  4,579          4,620               (3)
John D. Zeglis                       2,714          3,170               (3)
Larry F. Altenbaumer                30,092          2,157               (3)
David W. Butts (4)                  13,944          1,742               (3)
Alec G. Dreyer                      13,673          3,035               (3)
Paul L. Lang (5)                    27,991          2,402               (3)
Princeton Services, Inc (6)      6,321,253                               9%
Merrill Lynch Asset
  Management, L.P. (7)           5,765,450                               8%
Franklin Resources, Inc (8)      5,030,560                               7%
The Prudential Insurance
  Company of America (9)         3,620,611                               5%


(1)  With sole voting and/or investment power.

(2)  Includes  the  following   shares   issuable   pursuant  to  stock  options
     exercisable June 30, 1998: Mr. Haab, 76,900; Mr. Altenbaumer, 24,300; Mr. Butts, 12,900; Mr. Dreyer, 11,250; and Mr. Lang, 24,300.

(3) No director or executive officer owns any other equity securities of Illinova or as much as 1 percent of the Common Stock. As a group, directors and executive officers of Illinova and Illinois Power own 244,324 shares of Common Stock (less than 1 percent).

(4)  Includes 135 shares owned by family members.

(5)  Includes 910 shares owned by spouse.

(6)  With  shared  voting and  dispositive  power,  per its  January  27,  1999,
     Schedule 13G, Princeton Services, Inc., 800 Scudders Mill Road, Plainsboro, N.J. 08536

(7)  With  shared  voting and  dispositive  power,  per its  January  27,  1999,
     Schedule 13G, Merrill Lynch Asset Management, L.P., 800 Scudders Mill Road, Plainsboro, N.J. 08536.

(8) Per its January 27, 1999, Schedule 13G, Franklin Resources, Inc., 777 Mariners Island Blvd., San Mateo, Calif. 94403. Adviser Subsidiaries of Franklin Resources, Inc. have sole voting and dispositive power.

(9) Sole voting and dispositive power for 9,300 shares and shared voting and dispositive power for 3,611,311 shares, per its February 1, 1999, Schedule 13G, The Prudential Insurance Company of America, 751 Broad Street, Newark, N.J. 07102.


EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation of the Chief Executive Officer, the retired Chief Executive Officer, and the four other most highly compensated executive officers of Illinova subsidiaries for the years indicated. The compensation shown includes all compensation paid for service to Illinova and its subsidiaries, including Illinois Power, Illinova Generating Company, and Illinova Energy Partners.


                                                      SUMMARY COMPENSATION TABLE
                                                                                          Long-Term Compensation
                                                    Annual Compensation                     Awards
                                                                        Other      Restricted      Securities        All Other
                                                          Bonus        Annual     Stock Awards     Underlying      Compensation
Name and Principal Position          Year      Salary      (1)      Compensation      (2)            Options            (4)

LARRY D. HAAB                        1998     $338,625     $ 16,931     $ 46,025     $      0       27,000 shs.     $  2,660
  Retired Chairman, President        1997      514,952       41,840       16,557       41,840       20,000 shs.        2,614
  and Chief Executive Officer        1996      493,709       69,267       15,973       69,267       22,000 shs.        2,615
  of Illinova and Illinois Power

CHARLES E. BAYLESS                   1998     $272,372     $137,500     $  2,868     $309,625(3)   165,000 shs.     $      0
  Chairman, President and
  Chief Executive Officer of
  Illinova and Illinois Power

PAUL L. LANG                         1998     $250,875     $ 24,304     $  7,705     $ 24,304        8,000 shs.     $  2,697
  Senior Vice President              1997      242,325       10,602        8,305       10,601        6,500 shs.        2,615
  of Illinois Power                  1996      233,450       19,747        8,863       19,747        6,500 shs.        2,595

LARRY F. ALTENBAUMER                 1998     $244,375     $ 19,855     $  7,010     $ 19,855       10,000 shs.     $  2,500
  Chief Financial Officer,           1997      232,048        8,992        9,521        8,992        6,500 shs.        1,985
  Treasurer and Controller           1996      222,374       19,832        8,459       19,832        7,500 shs.        1,976
  of Illinova, and Senior
  Vice President and Chief
  Financial Officer of
  Illinois Power

ALEC G. DREYER                       1998     $215,251     $ 27,338     $  4,676     $ 27,338       10,000 shs.     $  2,691
  Senior Vice President of           1997      185,875       31,060        4,793       31,060        6,000 shs.        2,585
  Illinova and Illinois Power        1996      171,971       17,790        4,088       17,790        6,500 shs.        2,615
  and President of Illinova
  Generating Company

DAVID W. BUTTS                       1998     $214,732     $ 14,441     $  6,884     $ 14,441       10,000 shs.     $  2,339
  Senior Vice President of           1997      188,227        7,529        7,185        7,529        6,000 shs.        2,595
  Illinois Power and President       1996      181,402       17,314        7,350       17,314        6,500 shs.        2,595
  of Illinova Energy Partners


(1) The amounts shown in this column are the cash award portion of grants made to these individuals under the Executive Incentive Compensation Plan ("Compensation Plan") for 1998, including amounts deferred under the Executive Deferred Compensation Plan. See the Compensation Plan description in footnote (2) below.

(2) This table sets forth stock unit awards for 1998 under the Compensation Plan. One-half of each year's award under this plan is converted into stock units representing shares of Illinova Common Stock based on the closing price of Common Stock on the last trading day of the award year. The other one-half of the award is cash and is included under Bonus in the Summary Compensation Table. Stock units awarded in a given year, together with cash representing the accumulated dividend equivalents on those stock units, become fully vested after a three-year holding period. Stock units are converted into cash based on the closing price of Common Stock on the first trading day of the distribution year. Participants (or beneficiaries of deceased participants) whose employment is terminated by retirement on or after age 55, disability, or death receive the present value of all unpaid awards on the date of such termination. Participants whose employment is terminated for reasons other than retirement, disability, or death forfeit all unvested awards. In the event of a termination of employment within two years after a change in control of Illinova, without good cause or by any participant with good reason, all awards of the participant become fully vested and payable. As of December 31, 1998, named executive officers were credited with the following total aggregate number of unvested stock units under the Compensation Plan since its inception, valued on the basis of the closing price of Common Stock on December 31, 1998: Mr. Haab, 5,420 units valued at $135,513; Mr. Lang, 2,402 units valued at $60,069; Mr. Altenbaumer, 2,157 units valued at $53,927; Mr. Dreyer, 3,035 units valued at $75,889; Mr. Butts, 1,742 units valued at $43,572. Although stock units have been rounded, valuation is based on total stock units, including partial shares.

(3) In December the Company granted Mr. Bayless an award of 6,000 share units which vest in three equal annual installments of 2,000 share units and may be deferred by Mr. Bayless at his option. These units are converted into Illinova common stock when paid.

(4) The amounts shown in this column are Illinois Power's contributions under the Incentive Savings Plan (including the market value of shares of Illinova Common Stock at the time of allocation).

     The following tables summarize grants during 1998 of stock options under Illinova's 1992 Long-Term Incentive Compensation Plan ("LTIC") and awards outstanding at year end for the individuals named in the Summary Compensation Table.


                                                              OPTION GRANTS IN 1998
                                                                 Individual Grants
                     Number of Securities     % of Total Options
                      Underlying Options      Granted to Employees       Exercise or Base                             Grant Date
                        Granted (1)                 in 1998             Price Per Share (1)     Expiration Date    Present Value (2)

Larry D. Haab                  27,000                   9.5%                      $29.094          2/11/2008           $129,600

Charles E. Bayless             50,000(3)               17.5%                       30.25           6/23/2008            261,500
                              115,000(4)               40.3%                       30.25           6/23/2008            478,400

Paul L. Lang                    8,000                   2.8%                       29.094          2/11/2008             38,400

Larry F. Altenbaumer           10,000                   3.5%                       29.094          2/11/2008             48,000

Alec G. Dreyer                 10,000                   3.5%                       29.094          2/11/2008             48,000

David W. Butts                 10,000                   3.5%                       29.094          2/11/2008             48,000


(1) Each option becomes exercisable on February 11, 2001. In addition to the specified expiration date, the grant expires on the first anniversary of the recipient's death and/or 5 years following date of retirement, and is not exercisable in the event a recipient's employment terminates. In the event of certain change-in-control circumstances, the Compensation and
     Nominating Committee may declare the option immediately exercisable. The exercise price of each option is equal to the fair market value of the Common Stock on the date of the grant. Recipients shall also receive, on or shortly after February 11, 2001, a target performance award, determined by calculating the difference between the return earned by Illinova on its invested capital and its cost of capital (the "spread"), then comparing this spread to that of a peer group and reducing or increasing the target award depending on Illinova's relative performance, but not reducing the payment below zero. The target award is equal to one-half of the mid-point of compensation for each officer's salary grade (a market-based number) times a percentage, determined by the Compensation and Nominating Committee. In 1998 those percentages ranged between 20 and 45 percent. This range does not apply to Mr. Bayless's stock options as described in his employment agreement on page 10. At the discretion of the Board of Directors, the foregoing payment may be made in the form of Illinova Common Stock of equivalent value based on the average New York Stock Exchange price of the stock during February 2001, or in cash.

(2) The Grant Date Present Value has been calculated using the Black-Scholes option pricing model. Disclosure of the Grant Date Present Value, or the potential realizable value of option grants assuming 5% and 10% annualized growth rates, is mandated by regulation; however, Illinova does not necessarily view the Black-Scholes pricing methodology, or any other present methodology, as a valid or accurate means of valuing stock option grants. The calculation was based on the following assumptions: (i) As of the grant date, Illinova's calculated Black-Scholes ratio was .1808. After discounting for risk of forfeiture at three percent per year over Illinova's three-year vesting schedule, the ratio is reduced to .1650; (ii) An annual dividend yield on Illinova Common Stock of 4.48%; (iii) A risk-free interest rate of 5.76%, based on the yield of a zero-coupon government bond maturing at the end of the option term; and (iv) Stock volatility of 18.65%.

(3) The Grant Date Present Value for Mr. Bayless's 50,000 time-vesting options was calculated based on the following assumptions: (i) As of the grant date, Illinova's calculated Black-Scholes ratio was .1836. After discounting for risk of forfeiture by three percent per year over the option vesting schedule, the ratio is reduced to .1728; (ii) An annual dividend yield on Illinova Common Stock of 4.46%; (iii) A risk-free interest rate of 5.64%, based on the yield of a zero-coupon government bond maturing at the end of the option term; and (iv) Stock volatility of 19.30%.

(4) Mr. Bayless has 115,000 options which will vest based on the satisfaction of certain performance criteria -- specifically, when Illinova's stock price appreciates to specified levels above the market price on the date of grant. As a result, The Grant Date Present Value for Mr. Bayless's 115,000 performance-vesting options was calculated based on the same assumptions as were used for the time-vesting options, with the exception of risk of forfeiture which was assumed to be somewhat greater since the options will vest sooner than 9.5 years only if the performance restrictions are satisfied. As a result, the Black-Scholes ratio used for the performance-vesting options was reduced to .1375.



                                       AGGREGATED OPTION AND FISCAL YEAR-END OPTION VALUE TABLE
                                                     Number of Securities Underlying Unexercised   Value of Unexercised In-the-Money
                    Shares Acquired       Value             Options at Fiscal Year-End                 Options at Fiscal Year-End
Name                on Exercise (#)    Realized ($)         Exercisable/Unexercisable                 Exercisable/Unexercisable (1)
Larry D. Haab                                                76,900 shs./69,000 shs.                           $129,712/$0

Charles E. Bayless                                               0 shs./165,000 shs.                                 $0/$0

Paul L. Lang                                                 24,300 shs./21,000 shs.                            $41,487/$0

Larry F. Altenbaumer                                         24,300 shs./24,000 shs.                            $41,487/$0


Alec G. Dreyer          2,000          $7,750                11,250 shs./22,500 shs.                            $16,656/$0

David W. Butts                                               12,900 shs./22,500 shs.                            $22,713/$0

(1)  None of the  unexercisable  options  were in the money at  fiscal  year-end
     1998.



PENSION BENEFITS

Illinois Power maintains a Retirement Income Plan for Salaried Employees (the "Retirement Plan") providing pension benefits for all eligible salaried employees. In addition to the Retirement Plan, Illinois Power also maintains a nonqualified Supplemental Retirement Income Plan for Salaried Employees (the "Supplemental Plan") that covers certain officers eligible to participate in the Retirement Plan and provides for payments from general funds of Illinois Power of any monthly retirement income not payable under the Retirement Plan because of benefit limits imposed by law or because of certain Retirement Plan rules limiting the amount of credited service accrued by a participant.

     The following table shows the estimated annual pension benefits on a straight life annuity basis payable upon retirement based on specified annual average earnings and years of credited service classifications, assuming continuation of the Retirement Plan and Supplemental Plan and employment until age 65. This table does not show the Social Security offset, but any actual pension benefit payments would be subject to this offset.


                          Estimated Annual Benefits (rounded)

 Annual          15 Yrs.       20 Yrs.       25 Yrs.      30 Yrs.       35 Yrs.
 Average        Credited      Credited      Credited     Credited      Credited
Earnings         Service       Service       Service      Service       Service

$125,000         $37,500       $50,000       $62,500       $75,000       $87,500
 150,000          45,000        60,000        75,000        90,000       105,000
 175,000          52,500        70,000        87,500       105,000       122,500
 200,000          60,000        80,000       100,000       120,000       140,000
 250,000          75,000       100,000       125,000       150,000       175,000
 300,000          90,000       120,000       150,000       180,000       210,000
 350,000         105,000       140,000       175,000       210,000       245,000
 400,000         120,000       160,000       200,000       240,000       280,000
 450,000         135,000       180,000       225,000       270,000       315,000
 500,000         150,000       200,000       250,000       300,000       350,000
 550,000         165,000       220,000       275,000       330,000       385,000
 600,000         180,000       240,000       300,000       360,000       420,000
 650,000         195,000       260,000       325,000       390,000       455,000
 700,000         210,000       280,000       350,000       420,000       490,000
 750,000         225,000       300,000       375,000       450,000       525,000
 800,000         240,000       320,000       400,000       480,000       560,000


     The earnings used in determining pension benefits under the Retirement Plan are the participants' regular base compensation, as set forth under Salary in the Summary Compensation Table.

     See Employment Agreement for information relating to Mr. Bayless's pension agreement.

     At December 31, 1998, for purposes of both the Retirement Plan and the Supplemental Plan, Messrs. Bayless, Lang, Altenbaumer, Dreyer and Butts had completed 0, 17, 26, 6 and 20 years of credited service, respectively. As of the date of his retirement, Mr. Haab had completed 33 years of credited service.

EMPLOYMENT AGREEMENT

Charles Bayless was hired in July 1998 and elected Chairman, President and CEO in August 1998. Mr. Bayless received a base salary of $560,000, which will be subject to periodic review. The 1998 bonus opportunity for Mr. Bayless had a minimum guarantee of $232,000 with an opportunity for payment of up to $302,000. Mr. Bayless has an option to purchase 165,000 shares of Illinova stock based on the following vesting schedule:

If employed through                                     Options available
the following date                                         to Exercise

One-year anniversary of grant date                        16,667 shares
Two-year anniversary of grant date                        16,667 shares
Three-year anniversary of grant date                      16,667 shares
The first date on which the stock
price is $35.00                                           57,500 shares
The first date on which the stock
price is $40.00                                           57,500 shares

     An additional grant of 6,000 share units of Illinova stock was awarded Mr. Bayless in December 1998. Mr. Bayless has a right to receive these shares in 2,000-share blocks in calendar years 1998, 1999, and 2000. These share units may be deferred by Mr. Bayless at his option.

     For future years, Mr. Bayless will participate in the Executive Incentive Compensation Plan and the Long- Term Incentive Compensation Plan. Mr. Bayless was provided with a Retention Agreement comparable to those issued to other named Executives. Mr. Bayless will be entitled to a supplemental pension which fully vests on December 31, 2004. Supplemental pension will pay an equivalent of 40 percent of his highest 36 consecutive months of his final 60 months of base pay and bonus, less any payment made through the qualified pension plan. To compensate for benefits or payments he was entitled to from his previous employer but will not receive because of his departure, a $500,000 loan was made to Mr. Bayless. This loan, plus all applicable taxes resulting from its receipt, will be forgiven in 20 percent increments over a period of five years.


RETIREMENT AND CONSULTING AGREEMENT

Larry Haab became Chairman, President and Chief Executive Officer ("CEO") of Illinois Power on June 12, 1991, and Chairman, President and Chief Executive Officer of Illinova in December 1993. Mr. Haab retired from Illinova on August 12, 1998. Following his retirement, Illinova entered into a two-year retirement and consulting agreement with Mr. Haab. Consulting services are to be provided on request and Mr. Haab is compensated with a fee of $25,000 per month. Mr. Haab is also entitled to office space and secretarial assistance for the period of his consulting term. Financial consulting and tax preparation services are provided to Mr. Haab for the five years following the year of his retirement. Mr. Haab is also provided with certain personal property previously provided for his business use. Additionally, the Board of Directors at its discretion may elect to make a pro rata incentive compensation payment to Mr. Haab for the period he was actually employed in 1998. As part of his retirement and consulting agreement, Mr. Haab agrees to assist with any claims for a period of 48 months; will keep all non-public information regarding the company confidential; will not make any disclosure or disparaging remarks about the company; or solicit, employ, or offer to employ any person who was an employee of the company in the previous year.

EMPLOYEE RETENTION AGREEMENTS

Illinova has entered into Employee Retention Agreements with each of its executive officers and with officers of its subsidiaries. Under each agreement, the officer would be entitled to receive a lump sum cash payment if his or her employment were terminated without good cause or voluntarily by the officer for good reason within two years following a change in control of Illinova (as defined in the Agreement) or terminated prior to a change of control at the request of a potential acquiror. The amount of the lump sum payment would be equal to

1) 36 months' salary at the greater of the officer's salary rate in effect on the date the change in control occurred or the salary rate in effect on the date the officer's employment with Illinova terminated; plus

2) three times the latest bonus earned by the officer during the three calendar years preceding termination of employment.

   Under the agreement, the officer would continue, after any such termination of employment, to participate in and receive benefits under other benefit plans of Illinova. Such coverage would continue for 36 months following termination of employment, or, if earlier, until the officer reached age 65 or was employed by another employer; provided that, if the officer was 50 years of age or older at the time of such termination, then coverage under health, life insurance and similar welfare plans would continue until the officer became 55 years of age, at which time he or she would be eligible to receive the benefits extended to the employees of Illinova who elect early retirement.


COMPENSATION AND NOMINATING COMMITTEE REPORT ON OFFICER COMPENSATION

The five-member Compensation and Nominating Committee of the Board of Directors (the "Committee") is composed entirely of Outside Directors. The Committee's role includes an assessment of the Company's Compensation Strategy, a review of the performance of the elected officers and the establishment of specific officer salaries subject to Board approval. The Committee established performance goals for the officers and approves payments to Illinova officers made pursuant to the Annual Incentive Compensation Plan and recommends grants under the Long-Term Incentive Compensation Plan approved by the shareholders in 1992. The Committee also reviews other forms of compensation and benefits, making recommendations to the Board on changes whenever appropriate. The Committee carries out these responsibilities with assistance from an executive compensation consulting firm and with input from the Chief Executive Officer and management as it deems appropriate.

OFFICER COMPENSATION PHILOSOPHY

Illinova's compensation philosophy reflects a commitment to compensate officers competitively with other companies while rewarding executives for achieving levels of operational and financial excellence consistent with continuous improvement.

   In 1998 it was determined that the company would broaden its competitive reference beyond the regulated utility industry in order to compete sufficiently for talent in the changing industry. Illinova's current compensation policy is to provide a total compensation opportunity targeted to the median of the appropriate comparable markets in which it competes for executive talent. Thus the comparison markets will consist of Utility Industry, Independent Power Producers, Energy Marketing and Trading Companies, and General Industry companies, which is a considerably broader reference than the S&P Utilities Index which is used to relate Illinova's shareholder value in the proxy performance graphs. The S&P Utilities Index covers the utility industry widely and includes electric and gas utilities.

   The compensation program for officers consists of base salary, annual incentive, and long-term incentive components. The Committee believes that the combination of these three elements balances short and long-term business performance goals and aligns officer financial rewards with those of Illinova's shareholders. The compensation program is structured so that, depending on the salary level, between approximately 30 percent and 60 percent of an officer's total compensation target is composed of incentive compensation.


BASE SALARY PLAN

The Committee determines base salary ranges for executive officers based on competitive pay practices for similarly sized companies in both the energy specific and general industries. Officer salaries correspond to approximately the median of the companies in the appropriate comparison market. Individual increases are based on several factors, including the officer's performance during the year, the relationship of the officer's salary to the market salary level for the position, and competitive industry salary increase practices.


ANNUAL INCENTIVE COMPENSATION PLAN
Annual incentive awards are earned based on the achievement of specific annual financial and operational goals by the Illinova officer group as a whole and consideration of each officer's individual contribution. If payment is earned under this Plan, one-half of the bonus is payable in cash during the year following the performance year, and one-half is credited to the participants in the form of Common Stock units, the number of which is determined by dividing half of the earned bonus amount by the closing price of the Common Stock on the last trading day of the performance year. The officer's interest in the stock units vests at the end of the three-year period, which begins the year after the performance year. The officer receives this award in cash equal to

1) the closing stock price on the first trading day of the distribution year times the number of units held; plus

2) dividend equivalents that would have been received if the stock had actually been issued.

   Maximum awards under the plan may be up to 150 percent of target; threshold awards are 50 percent of target.

   For Illinois Power officers, 1998 awards under the Compensation Plan were based on achievement in the following performance areas where applicable: cash flow, earnings per share, return on invested capital, sales, customer satisfaction, safety, employee teamwork, and cost management. Up to 20 percent of the awarded amount is based on an assessment of the individual officer's performance during the year.

   Awards shown under Bonus in the Summary Compensation Table for performance during 1998 were based on achievement of Business Unit Operational Goals and Individual Goals for the Officer. Corporate Financial Goals were not satisfied in 1998.

   For the unregulated subsidiaries, Illinova Generating and Illinova Energy Partners, 1998 officer awards were based on achievement of specific marketing objectives, earnings objectives, and cash flow. Up to 30 percent of the awarded amount is based on an assessment of the individual officer's performance during the year.


LONG-TERM INCENTIVE COMPENSATION (LTIC) PLAN

Awards under the LTIC Plan are calibrated to median utility industry and the general industry and are based on corporate performance as well as individual officer's contributions to corporate performance subject to the review of this Committee. The LTIC value granted to the officers for 1998 represent an award based on market levels as well as on Illinova and individual performance as evaluated by the Chairman and reviewed by the Committee. In 1998, it was determined that awards under the LTIC plan be delivered in two components. One-half of each officer's LTIC plan award is delivered in the form of stock options granted at fair market value on the date of the award. The other half of the LTIC plan award is distributed to officers in cash based on Illinova's Shareholder Value-Added (SVA) performance relative to a peer group of utility companies, as measured in overlapping three-year periods. SVA measures Illinova's return on the Company's weighted average cost of capital. SVA performance at the median of the peer group will result in target award levels. Performance above the median will result in payouts greater than target to a maximum of two times target; performance significantly below the median results in no payouts. Since 1996 represented the first year of the SVA plan's first three-year measurement cycle, no awards are due to be paid out under the plan until 1999. Based on performance, no award was earned in 1998 for payment in 1999. No future payments will be made as a result of the SVA program.

   In 1998 the Board elected to eliminate SVA as a criteria for the cash portion of the LTIC. The rationale for this change was a desire for the component to have a closer alignment to shareholder return. The SVA Plan was replaced with a Total Shareholder-Return Performance Plan (TSR Plan). Awards from the TSR Plan will be based on Illinova's stock price appreciation plus dividends compared to a broad peer group of publicly traded utility companies. The plan has been changed for 1999 to be awarded in restricted stock.

   Beginning with plan year 1998, Illinova Generating replaced its SVA component with an Economic Value Added Sharing Plan. Under this plan, participants receive a percentage of IG's net income in excess of cost of capital.

CEO COMPENSATION

Charles E. Bayless became Chairman, President and Chief Executive Officer (CEO) of Illinova and Illinois Power on August 13, 1998. Illinova and the Board based Mr. Bayless's contract on the competitive market for CEOs in both the Utility Industry as well as the broader competitive market for executive talent. The Committee involves all outside Directors in reviewing Mr. Bayless's performance before it makes recommendations regarding his compensation. The Committee is responsible for administering the processes for completing this review. The annual process begins the first of each year when the Board of Directors and Mr. Bayless establish his personal goals and short- and long-term strategic goals for Illinova. Mr. Bayless was hired in July 1998 and interim goals were developed. At the conclusion of the year, Mr. Bayless reviews his performance with the outside Directors. The Committee then recommends appropriate compensation adjustments to the Board. The Committee with the participation of all outside Directors developed a contract with Mr. Bayless that recognizes his experience and ability to lead Illinova into the future. Progress has been made to advance strategic objectives of the Company.

   The 1998 Annual Incentive Compensation Plan award for the Chief Executive Officer was consistent with the terms of the contract between Mr. Bayless and the Board.

   The option shares granted to the CEO reflect the Committee's recognition of Mr. Bayless's work in directing Illinova toward its long-term objectives and provide a strong incentive to maximize the creation of shareholder value.


COMPENSATION AND NOMINATING COMMITTEE

Ronald L. Thompson, Chairman
J. Joe Adorjan
Robert M. Powers
Marilou von Ferstel
John D. Zeglis


STOCK PERFORMANCE GRAPHS
The following performance graphs compare the cumulative total shareholder return on Illinova's Common Stock to the cumulative total return on the S&P 500 Index, S&P MidCap 400 Index and S&P Utilities Index from (i) December 31, 1993, through December 31, 1998, and (ii) December 31, 1995, through December 31, 1998.


COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Among Illinova, S&P 500, S&P Midcap 400, and S&P Utilities
     Assumes $100 invested on December 31, 1993, in Illinova Common Stock, S&P 500 Index, S&P MidCap 400 Index, and S&P Utilities Index.

     Fiscal year ended December 31.

COMPARISON OF THREE-YEAR CUMULATIVE TOTAL RETURN

Among Illinova, S&P 500, S&P Midcap 400, and S&P Utilities

     Assumes $100 invested on December 31, 1995, in Illinova Common Stock, S&P 500 Index, S&P MidCap 400 Index, and S&P Utilities Index.

     Fiscal year ended December 31.


INDEPENDENT AUDITORS

The Board of Directors of Illinova has selected PricewaterhouseCoopers as independent auditors for Illinova for 1999. A representative of that firm will be present at the Annual Meeting and available to make a statement and to respond to questions.


OTHER MATTERS

Illinova's 1998 Summary Annual Report to Shareholders was mailed to shareholders on or about March 31, 1999. Copies of Illinova's Annual Report on Form 10-K will be available to shareholders, after its filing with the Securities and Exchange Commission on or before March 31, 1999. Requests should be addressed to Investor Relations, G-21, Illinova Corporation, 500 South 27th Street, Decatur, Illinois 62521-2202.

     Under the Securities and Exchange Commission rules, a shareholder proposal submitted for inclusion in next year's proxy statement must be received at Illinova's executive offices not later than November 10, 1999.

     A shareholder proposal submitted for presentation at the Annual Meeting in 2000 will be considered untimely if notice of the proposal is received by Illinova after January 24, 2000.


OTHER BUSINESS
Management does not know of any matter which will be presented for consideration at the Annual Meeting other than the matters described in the accompanying Notice of Annual Meeting.

By Order of the Board of Directors,


Leah Manning Stetzner,
General Counsel and Corporate Secretary

Decatur, Illinois
March 31, 1999

Appendix: 1998 Annual Report to Shareholders


TABLE OF CONTENTS
Management's Discussion and Analysis.....................................   110
Responsibility for Information...........................................   137
Report of Independent Accountants........................................   138
Consolidated Statements of Income........................................   139
Consolidated Balance Sheets..............................................140-141
Consolidated Statements of Cash Flows....................................   142
Consolidated Statements of Retained Earnings.............................   143
Notes to Consolidated Financial Statements...............................   144
Selected Consolidated Financial Data.....................................   190
Selected Illinois Power Company Statistics...............................   192

ABBREVIATIONS USED THROUGHOUT THIS REPORT

AICPA           American Institute of Certified Public Accountants
AFUDC           Allowance for Funds Used During Construction
Baldwin         Baldwin Power Station
Clinton         Clinton Power Station
DOE             U.S. Department of Energy
EITF            Emerging Issues Task Force of the
                Financial Accounting Standards Board
EMF             Electric and Magnetic Fields
EPS             Earnings Per Share
ESOP            Employees' Stock Ownership Plan
FAS             Statement of Financial Accounting Standards
FASB            Financial Accounting Standards Board
FERC            Federal Energy Regulatory Commission
Fuel Company    Illinois Power Fuel Company
Hennepin        Hennepin Power Station
IBE             Illinova Business Enterprises, Inc.
ICC             Illinois Commerce Commission
IEP             Illinova Energy Partners, Inc.
IGC             Illinova Generating Company
IIC             Illinova Insurance Company
Illinova        Illinova Corporation
IP              Illinois Power Company
IPFI            Illinois Power Financing I
IPSPT           Illinois Power Special Purpose Trust
ISA             Integrated Safety Assessment
ISO             Independent System Operator
IT              Information Technology
ITC             Investment Tax Credits
kw              Kilowatt
kwh             Kilowatt-Hour
MAIN            Mid-America Interconnected Network
MGP             Manufactured-Gas Plant
MIPS            Monthly Income Preferred Securities
MISO            Midwest Independent Transmission System Operator, Inc.
MW              Megawatt
MWH             Megawatt-Hour
NAES            North American Energy Services Company
NERC            North American Electric Reliability Council
NOPR            Notice of Proposed Rulemaking
NOx             Nitrogen Oxide
NRC             U.S. Nuclear Regulatory Commission
NWPA            Nuclear Waste Policy Act of 1992
P.A. 90-561     Electric Service Customer Choice and Rate Relief Law of 1997
PCA             Power Coordination Agreement
PECO            PECO Energy Company
ROE             Return on Equity
S&P             Standard & Poor's
SCR             Selective Catalytic Reduction
SEC             U.S. Securities and Exchange Commission
SFP             Secondary Financial Protection
SO2             Sulfur Dioxide
SOP             Statement of Position
Soyland         Soyland Power Cooperative, Inc.

TOPrS           Trust Originated Preferred Securities
UFAC            Uniform Fuel Adjustment Clause
UGAC            Uniform Gas Adjustment Clause
U.S. EPA        U.S. Environmental Protection Agency
VaR             Value-at-Risk
Vermilion       Vermilion Power Station
Wood River      Wood River Power Station


MANAGEMENT'S DISCUSSION AND ANALYSIS

In this report, we refer to the Consolidated Financial Statements, related Notes to Consolidated Financial Statements, Selected Consolidated Financial Data, and Selected Illinois Power Company Statistics for information concerning consolidated financial position and results of operations. Below is discussion of the factors having significant impact on consolidated financial position and results of operations since January 1, 1996.


ILLINOVA SUBSIDIARIES

The Consolidated Financial Statements include the accounts of Illinova Corporation, a holding company, and its subsidiaries: Illinois Power Company, an electric and gas utility; Illinova Generating Company, which invests in, develops, and operates energy-related projects and facilities worldwide; Illinova Energy Partners, Inc., which markets energy and energy-related services in the United States and Canada; Illinova Insurance Company, which insures certain risks of Illinova and its subsidiaries; and Illinova Business Enterprises, Inc., which accounts for miscellaneous unregulated business activities. IGC, IEP, IIC, and IBE are wholly owned by Illinova. IP has preferred stock outstanding, but its common stock is wholly owned by Illinova. See "Note 3 -- Illinova Subsidiaries" for additional information.


RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998

In February 2000, Illinova and IP restated its financial statements for the year ended December 31, 1998 to reflect a revision to the initial estimate of the "Transition period cost recovery" regulatory asset established in December 1998 coincident with the impairment of the Clinton Power Station. The effect of this revision was to decrease the amount of the regulatory asset at December 31, 1998, and correspondingly increase the related impairment charge by $325.7 million ($196.5 million net of tax). The net effect of this revision was to increase the previously reported net loss by $196.5 million, or $2.74 per common share (basic and diluted). As a result of the quasi-reorganization described below, there was no effect of this revision on "Retained earnings;" however, "Total common stock equity" was reduced by $196.5 million. The following discussion, as well as all financial tables and statements throughout the 10-K/A, have been modified to reflect these changes.

OPEN ACCESS AND WHEELING

On March 29, 1995, FERC issued a NOPR initiating the process of mandating non-discriminatory open access to public utility transmission facilities at cost-based rates. Transmission of electricity for a reseller or redistributor of energy is called wholesale wheeling. Transmission of electricity for end-use customers is known as retail wheeling.

   On April 24, 1996, FERC issued Orders 888 and 889 which established the Final Rule resulting from the NOPR. The Orders became effective July 9, 1996. The Rule requires all public utilities under FERC jurisdiction that own transmission facilities to file transmission service tariffs that comply with Pro Forma Tariffs attached to the Orders. FERC also requires that all wholesale sales made by a utility provide for transmission of the power under the prescribed terms and conditions. IP made a compliance filing as required on July 9, 1996, which was accepted by FERC.

   FERC currently does not exercise jurisdiction over public utilities serving customers at retail and FERC does not require public utilities to give retail customers access to alternate energy suppliers or direct transmission service.

   In 1996, IP received approval from both the ICC and FERC to conduct an open access experiment beginning in 1996 and ending on September 30, 1999. The experiment allows certain industrial customers to purchase electricity and related services from other sources. Currently, 15 customers are participating in the experiment. Since inception, the experiment has cost IP approximately $19.2 million in lost revenue, net of avoided fuel cost and variable operating expenses. This loss was partially offset by selling the surplus energy and capacity on the open market and by $4.8 million in transmission service charges.

   In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with FERC for all approvals necessary to create and implement the MISO. On September 16, 1998, FERC issued an order authorizing the creation of a MISO. The MISO is governed by a seven-person independent board of directors. The goals of the MISO are to:

1) Put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region;

2)   Enhance regional reliability; and

3) Establish an entity that operates independent of any transmission owner(s) or other market participants, thus furthering competition in the wholesale generation market consistent with the objectives of FERC's Order 888.

   Since January 1998, four other transmission-owning entities joined the MISO. Participation in an ISO is a requirement of P.A. 90-561. The MISO has a stated goal to begin limited operation in 1999 and to be fully operational in 2000.

COMPETITION

P.A. 90-561, Illinois electric utility restructuring legislation, was enacted in December 1997. P.A. 90-561 gives IP's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and an additional 5 percent decrease effective May 1, 2002. The rate decreases resulted in revenue reductions of approximately $35 million in 1998 and expected revenue reductions of approximately $70 million in each of the years 1999 through 2001, approximately $90 million in 2002, and approximately $100 million in 2003, based on current consumption.

   Under P.A. 90-561, customers with demand greater than 4 MW at a single site and customers with at least 10 sites which aggregate at least 9.5 MW in total demand are allowed to choose electric generation suppliers ("direct access") starting in October 1999. Direct access for the remaining non-residential customers will occur in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. In 1999, rates for delivery services for non-residential customers will be established in proceedings mandated by P.A. 90-561. The transition charges departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss, because of the mitigation factor described below. IP will be able to estimate the revenue impact of customer choice more accurately when its delivery service charges are established.

     Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

1) Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer. The transition charges are applicable through 2006 and can be extended two additional years by the ICC. The transition charges are calculated by subtracting from a customer's fully bundled rate an amount equal to a) delivery charges the utility will continue to receive from the customer, b) the market value of freed-up energy, and c) a mitigation factor, which is the higher of a fixed rate per kwh or a percentage of the customer's bundled base rate. The mitigation factor increases during the transition period and is designed to provide incentive for utilities to continue cost reduction efforts and generate new sources of revenue;

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments; and

3) Utilities are permitted to seek rate relief in the event the change in law leads to their ROE falling below a specified minimum based on a prescribed test. Utilities are also subject to an "over-earnings" test which requires them, in effect, to share with customers earnings in excess of specified levels. See "Note 5 -- Commitments and Contingencies" for a more detailed description of the earnings floor and ceiling.

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


CLINTON POWER STATION

See "Note 4 -- Clinton Power Station" for a discussion of Clinton.

     Due to uncertainties of deregulated generation pricing in Illinois and to various operation and management factors, Illinova's and IP's Boards of Directors voted in December 1998 to sell or close Clinton. This decision resulted in an impairment of Clinton-related assets and accrual of exit-related costs. The impairment and accrual of related charges resulted in a $1,523.7 million, net of income taxes, charge against earnings.

   IP has entered into discussions with parties interested in purchasing Clinton. Principal concerns of interested parties are plant restart, funding the decommissioning liability, terms of any purchase agreement for power generated by Clinton, including the length of any agreement and price of electricity, market price projections for electricity in the region, property tax obligations of the purchaser, and income tax issues. These concerns create substantial uncertainty with regard to the ability to convert any tentative agreement into an executable transaction. Therefore, IP has accounted for the Clinton exit based on the expectation of plant closure as of August 31, 1999. An August 31, 1999, closure allows IP to pursue opportunities to sell Clinton, which has the potential economic benefit of reducing IP's financial exposure to decommissioning. An August 31, 1999, closure also allows IP to refine its plans to close and decommission Clinton if a tentative agreement cannot be converted into an executable transaction. In addition, Clinton would be available for the summer cooling season. The estimated Clinton other operating and maintenance expense, including expensed capital expenditures, is $151 million for January through August 1999.

   See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for additional information.



ACCOUNTING MATTERS

1998: Concurrent with the decision to exit Clinton operations, as discussed above, Illinova's and IP's Boards of Directors also voted to effect a quasi-reorganization in which Illinova's consolidated accumulated deficit in retained earnings of $1,616.0 million was eliminated. A quasi-reorganization is an accounting procedure whereby a company adjusts its accounts to obtain a "fresh start." In a quasi-reorganization, a company restates its assets and liabilities to their fair value, adopts accounting pronouncements issued but not yet adopted, and eliminates any remaining deficit in retained earnings by a transfer from other paid-in capital.

     See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for additional information.

     See "Note 5 -- Commitments and Contingencies" for a discussion of decommissioning.

1997: Prior to the enactment of P.A. 90-561, IP prepared its consolidated financial statements in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs they expect to recover from customers through inclusion of such costs in future rates. In July 1997, the EITF concluded that, for business segments for which a plan of deregulation has been established, accounting under FAS 71 should be discontinued when such deregulation legislation is enacted. The EITF further concluded that regulatory assets and liabilities originating in the business segment being deregulated should be written off, unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

   Based on this conclusion and because P.A. 90-561 provides for future market-based pricing of electric generation services, IP discontinued application of FAS 71 for its generating segment. IP evaluated the regulatory assets and liabilities associated with its generation segment and determined that recovery of these costs was not probable through rates charged to transmission and distribution customers, the regulated portion of the business.

   IP wrote off generation-related regulatory assets and liabilities of approximately $195 million, net of income taxes, in December 1997. These net assets related to previously incurred costs that had been expected to be collected through future revenues, including deferred costs for Clinton, unamortized losses on reacquired debt, previously recoverable income taxes, and other generation-related regulatory assets. At December 31, 1998, IP's net investment in generation facilities was $2.9 billion.

   See "Note 1 -- Summary of Significant Accounting Policies" for a discussion of other accounting issues.


REGULATORY MATTERS

In accordance with P.A. 90-561, ICC rulemakings are completed or in progress covering issues such as limits on affiliate interaction and reliability. These regulatory proceedings, alone or in combination, could significantly impact the way IP operates and is organized, but they are not likely to have a material impact on financial results.

   Under the new reliability rules, Illinois utilities must keep records identifying service interruptions experienced by each customer. Illinois utilities must also file an annual report detailing the reliability of their service and explaining their plans for reliability improvements. In addition, each utility must also report the number and causes of service interruptions that were within the utility's control. Outage targets were established for service to individual customers and for system performance.

   In March 1999, IP submitted a filing to the ICC to determine:

1) The rates and terms associated with the provision of unbundled delivery services for select customer classes;

2) The methodology, terms, and conditions associated with billing competitive transition charges; and

3) Terms and conditions associated with accepting service under IP's Market Value Power Purchase Option tariff, a service option mandated by P.A. 90-561 which allows customers to purchase electricity from IP at current market prices.

ICC orders on the  foregoing  rulemakings  and filing are  expected by September
1999.

   Additionally,   the  ICC  has  initiated  a  proceeding  to  investigate  the feasibility of breaking out and unbundling various components of delivery service, such as meter reading.

   Delivery tariff revenues approved by the ICC are to be set at a level that allows IP to recover all just and reasonable costs associated with providing delivery services to those customers who choose to acquire power from alternate retail electric suppliers.

   P.A. 90-561 includes provisions allowing utilities to unbundle or segregate assets. Illinova and IP are evaluating the benefits of creating a separate Illinova subsidiary to which the IP fossil generation assets would be transferred. IP would be required to demonstrate to the ICC that it will continue to be able to serve its retail customers reliably and that the transfer is not likely to cause IP to seek a rate increase during the mandatory transition period, which extends through 2004. The new subsidiary, if formed, will be regulated by FERC.

     See "Note 5 -- Commitments and Contingencies" for a discussion of Fuel Cost Recovery.

     See "Note 7 -- Facilities Agreements" for a discussion of Soyland and the Soyland PCA.


POWER SUPPLY AND RELIABILITY

See "Note 5 -- Commitments and Contingencies" for a discussion of Power Supply and Reliability.


YEAR 2000

Passing from 1999 into 2000 creates a risk that computer-dependent processes will fail because the date will be read as "1900." Illinova began its Year 2000 project in November 1996. The project scope encompasses all of Illinova's subsidiaries including IP, IGC, and IEP. A central organization is providing overall guidance and coordination among the business groups, meeting monthly to share information, conducting internal project reviews, and producing monthly status reports to all levels of Illinova management. Bi-monthly Year 2000 readiness reports are provided to Illinova's and IP's Boards of Directors.

   The Year 2000 project involves evaluation and testing of software, hardware, and business processes, including mainframe and personal computer software and hardware, process computer software and hardware, end-user computing, telecommunications and networks, vendor- purchased packages, embedded systems, facility control systems, vendors/suppliers, financial institutions, and electronic interfaces with outside agencies.

   The Year 2000 efforts are focused on those systems and processes necessary to provide safe, reliable service and essential administrative support. Priority is given to "mission critical" and "important to operations" systems, components, and processes, including generation facilities (e.g. power plants and fuel suppliers), transmission and distribution facilities (e.g. power lines, transformers, gas lines, and meters), building systems (e.g. climate control and security), and administrative systems (e.g. billing, payroll, and accounts payable).

   The project is divided into two focus areas. The first deals with IT software, hardware, and infrastructure. This includes the billing system, payroll system, accounts payable system, personal computers, telecommunications, networks, and mainframes.

   The second focus area targets non-IT operational systems and processes, which encompass most of the systems and business processes actually used to deliver electricity and gas to customers. This is also the area where embedded systems and microprocessors are found. Included in this focus area are power plant facilities, transportation systems such as railways and barges, fuel suppliers, electric and gas transmission and distribution facilities, substations and transformers, meters, building systems such as HVAC and security, and financial institutions.

   The project has six phases: awareness, inventory, process analysis, assessment, implementation, and contingency planning. The awareness phase focuses on raising visibility of the Year 2000 issue with employees, top management, customers, suppliers, and other business partners. This is an on-going activity. The inventory and process analysis phases identify systems, hardware, and business processes that may be affected by the Year 2000 problem. In the assessment phase, an analysis is performed on each inventoried item to determine how it will be affected by Year 2000 and how critical the item may be. In this phase, implementation plans and budgets are developed and documented. The implementation phase consists of upgrading, replacing, or repairing "mission critical" and "important to operations" items affected by Year 2000. Testing and production implementation occur in this phase. In the contingency planning phase, plans are developed and documented to ensure business continuity. These plans address various ways of handling unusual and unexpected circumstances that may occur due to Year 2000 problems.

   Internal project reviews are performed to help ensure consistency of project tasks and documentation and to identify weaknesses that need to be addressed. In addition, these reviews help identify any issues that overlap business groups which may need project sponsorship for resolution.

   The overall status of Illinova's Year 2000 project is presented in the table below.

Illinova Status -- February 1999
                             IT                             Non-IT
                        %      Completion              %       Completion
                     Complete    Date         *     Complete     Date        *

Awareness              100      02/01/97      a       100       05/31/98     a
Inventory              100      01/20/97      a       100       02/28/99     a
Assessment             100      05/09/97      a       100       02/28/99     a
Process Analysis       100      11/30/98      a        94       03/31/99     e
Implementation --
  (Mission Critical)    69      06/30/99      e        50       11/30/99     e**
Implementation --
  (Important to
  Operations)           78      06/30/99      e        51       08/31/99     e
Contingency Planning    10      06/30/99      e        22       06/30/99     e

* "a" = Actual    "e" = Estimated

** With the exception of four process computing systems at Clinton, it is projected that all IP Year 2000 implementation activities will be completed by June 30, 1999. However, Clinton still plans to be Year 2000 ready, per NRC requirements, by developing contingency plans that will allow operation.

   IP has completed its awareness, inventory, assessment, and process analysis phases. The table below provides further details differentiating between IT and non-IT.


IP Status -- February 1999
                             IT                             Non-IT
                        %      Completion              %       Completion
                     Complete     Date        *     Complete      Date       *

Awareness              100      02/01/97      a       100       04/29/98     a
Inventory              100      01/20/97      a       100       07/31/98     a
Assessment             100      05/09/97      a       100       09/30/98     a
Process Analysis       100      11/30/98      a       100       02/28/99     a
Implementation --
  (Mission Critical)    69      06/30/99      e        52       11/30/99     e**
Implementation --
  (Important to
  Operations)           78      06/30/99      e        58       06/30/99     e
Contingency Planning    10      06/30/99      e        27       06/30/99     e

* "a" = Actual    "e" = Estimated

** With the exception of four process computing systems at Clinton, it is projected that all IP Year 2000 implementation activities will be completed by June 30, 1999. However, Clinton still plans to be Year 2000 ready, per NRC requirements, by developing contingency plans that will allow operation.

   IEP has completed the awareness, inventory, assessment, and process analysis phases. IGC has completed the awareness, inventory, and assessment phases.

IEP and IGC Status -- February 1999
                             IEP                            IGC
                        %      Completion              %       Completion
                     Complete     Date        *     Complete      Date       *

Awareness              100      04/24/98      a       100       05/31/98     a
Inventory              100      11/30/98      a       100       02/28/99     a
Assessment             100      01/29/99      a       100       02/28/99     a
Process Analysis       100      11/30/98      a        76       03/31/99     e
Implementation --
  (Mission Critical)    36      06/30/99      e        49       06/30/99     e
Implementation --
  (Important to
  Operations)           39      06/30/99      e        25       08/31/99     e
Contingency Planning     5      06/30/99      e        11       06/30/99     e

* "a" = Actual    "e" = Estimated

   IT systems and infrastructure are approximately 74% complete, with 100% completion projected by June 30, 1999. The customer billing system, materials management system, accounts payable system, and power plant maintenance planning system have been remediated and are now Year 2000 compliant. The payroll system and shareholder system remediation will be completed during first quarter 1999. Year 2000 work has not caused any IT projects to be delayed, and thus no maintenance costs have been deferred.

   The DOE has charged the NERC with taking the lead in facilitating North America-wide coordination of electric utilities' Year 2000 efforts. The collective efforts of the industry will minimize risks imposed by Year 2000 to the reliable supply of electricity. NERC has in turn assigned the regional reliability councils the responsibility of assessing their respective networks to ensure reliable electric supply. IP is taking an active role within its regional council (MAIN) in assessment and renovation of the grid and in developing contingency plans to minimize any unexpected Year 2000 grid problems.

   NERC's second status report presented to the DOE on January 11, 1999, stated that "with more than 44% of mission-critical components tested through November 30, 1998, findings continue to indicate that transition through critical Year 2000 (Y2k) rollover dates is expected to have minimal impact on electric system operations in North America." IP's electric system operations Year 2000 completion status through November 30, 1998, is at 57%, which compares favorably to the average status of all utilities reported to NERC.

   NERC has recommended that all "mission critical" systems needed to meet demand and reliability obligations be Year 2000 ready by June 30, 1999. IP is working diligently to meet the June 30, 1999, deadline. It is currently projected that all IP fossil power plants and field transmission and distribution items will be fully Year 2000 ready by that date. With the exception of four process computing systems at Clinton, it is projected that all IP Year 2000 implementation activities will be completed by June 30, 1999. However, Clinton still plans to be Year 2000 ready, per NRC requirements, by developing contingency plans that will allow operation.

   IP is participating in the Year 2000 activities of other utility organizations, such as Electric Power Research Institute, Nuclear Energy Institute, American Gas Association, and Edison Electric Institute. Through involvement in these organizations, IP is leveraging the combined knowledge and expertise of all utilities to accelerate progress in resolving Year 2000 issues.

   The total cost for achieving Year 2000 readiness for Illinova is estimated to be approximately $20.6 million through 1999. Through the end of 1998, $8.4 million, or 41%, of the total $20.6 million had been spent. Expenditures in 1999 are expected to be higher than in 1998 due to $9.1 million yet to be spent for Clinton.

   Illinova has recently initiated contingency planning efforts. This work is planned for completion by June 30, 1999. The majority of the work already completed involves IP's role in MAIN's contingency planning efforts for electric systems operations in accordance with NERC's guidelines.

   The primary contingency planning activities in 1999 involve Illinova's "mission critical" business processes. Contingency plans will be developed in accordance with industry guidelines such as those of NERC and the General Accounting Office and will require senior management review and approval. These plans will address business continuity and the ability to maintain and deliver essential products and services to customers in the event of unexpected Year 2000 problems.

   Illinova and IP are currently assessing potential worst-case scenarios. Such a scenario might include one or both of the following events: winter storms coupled with a significant Year 2000 system problem that compounds emergency response efforts and/or loss of a major telecommunications carrier that causes disruptions in dispatching generation, dispatching emergency response crews, and communicating with financial institutions.

   Contingency plans will address the above scenarios as well as any other potential scenarios that could affect the ability to serve customers and maintain the financial viability of Illinova.

   Illinova is taking a proactive role in working with vendors and suppliers with respect to Year 2000 issues. Each business group within Illinova has taken responsibility for contacting vendors for each of the "mission critical" and "important to operations" items supplied by them. Each vendor is requested to provide detailed information on Year 2000 functionality and operability on products supplied by them. In addition, the Purchasing and Material Control Group has sent letters to more than 3,600 IP vendors used in recent years. These letters provide an overview of the Year 2000 problem and ask the vendors to provide a summary of their Year 2000 efforts so that IP can gain a better understanding of their ability to provide products and services beyond January 1, 2000.

   In addition to letters, face-to-face discussions were conducted with IP's 16 alliance suppliers. Alliance suppliers are key suppliers with which IP has worked to establish a business relationship based on mutual expectations and trust. Both parties work together to achieve a single set of objectives which result in reduced costs to IP. IP's alliance suppliers currently account for roughly 80% of IP's purchasing volume. Because of this high percentage, a dialogue was established with each supplier to assess its approach to Year 2000 compliance. Based on these discussions, IP believes each of these 16 suppliers has adequately addressed Year 2000 concerns.

   Illinova is also taking numerous steps to keep customers informed of the status of the Year 2000 efforts. Illinova can best address customers' concerns by providing open, forthright communications on a timely basis. Year 2000 communication efforts are multi-faceted to deal with all classes of customers, from residential to major industries.


CONSOLIDATED RESULTS OF OPERATIONS

1998
Illinova is comprised of eight business groups. The business groups and their principal services are as follows:

- IP Customer Service Business Group -- transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas.

- IP Wholesale Energy Business Group -- fossil-fueled electric generation, wholesale electricity transactions, and dispatching activities.

-    IP Nuclear Generation Business Group -- nuclear-fueled electric generation.

- Illinova Energy Partners -- develops and markets energy products and energy-related services throughout the United States and Canada.

-    Illinova  Generating  Company  ---  invests  in,  develops,   and  operates
     independent power projects throughout the world.

- IP Financial Business Group -- provides financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services.

-    IP  Support  Services  Business  Group  --  provides   specialized  support
     functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.

- Corporate -- includes Illinova Insurance Company and Illinova Business Enterprises.

These business groups review information monthly that provides contribution margin, cash flow, and return on net invested capital measures. These measures for Customer Service were favorable. Generally, the other business groups reflected unfavorable results as the Clinton restart activity and the summer supply situation negatively impacted their outcomes. IGC benefitted from the settlement of a litigation, while IEP continued to work past a negative transaction which occurred three years ago.

Customer Service Transmission, Distribution and Sale of Electric Energy: The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy Business Group; electricity was provided to the Customer Service Business Group at a fixed 2.5 cents per kwh.

   Retail electric revenues, excluding interchange sales, decreased 1.6% due to decreased sales to residential and commercial customers and the 15% residential rate decrease mandated by P.A. 90-561, which became effective August 1, 1998.

Also  contributing  to the decrease in revenue was a voluntary  one-time  August
rate  reduction  of  7.5%  for  residential  and  small  commercial   customers.

Transmission, Distribution and Sale of Natural Gas Revenues are derived through regulated tariffs. Revenues from gas sales and transportation were down 18.6%, while therms sold and transported were down 8.9%. The decrease in therm sales was caused by milder than usual weather. The margin on gas sales and transportation decreased 5.5%, resulting from decreases in both therms sold and therms transported, partially offset by decreased gas costs.

Wholesale Energy
Contracts for increased interchange sales were entered into with the expectation that the Clinton nuclear generating station would operate during 1998. When the station did not operate, it was necessary to purchase replacement power on the market. This replacement power was much more expensive than normal, causing electric margin to decrease.

   Wholesale Energy provided interchange power to the Customer Service Business Group at 2.5 cents per kwh.

Nuclear
Illinova's only nuclear generating station, Clinton, did not generate electricity during 1998. Its only revenues were those paid by customers under tariff riders to fund the decommissioning trust. Nuclear's results were unfavorably affected by higher operating and maintenance expenses and capital expenditures associated with the Clinton outage. Additionally, Nuclear was assessed a cost of 1.43 cents (which represents a higher level of costs over internal pricing due to market conditions) times its actual historical average generation to simulate the cost of replacement power.

Illinova Energy Partners, Inc.
IEP's results were due to losses primarily related to a single three-year transaction entered into prior to 1998, which is now fully hedged.

Illinova Generating Company
IGC's positive contribution margin, cash flow, and return on invested capital results reflect receipt of proceeds from a favorable ruling by an arbitration panel in connection with a lawsuit involving an IGC investment, contribution from the Aguaytia plant in Peru which became operational in 1998, and continued earnings and cash flow contributions from existing investments. Also contributing to the results was the purchase of the remaining shares in North American Energy Services late in 1998.

Other
Included in this category are the Financial Business Group, the Support Services Business Group, and Corporate. These segments did not individually meet the minimum threshold requirements for separate disclosure.

   See "Note 14 -- Segments of Business" for additional information regarding Illinova's segments.

Overview

(Millions of dollars
except per share amounts)                 1998            1997             1996

Net income (loss) applicable
  to common stock                      $(1,580)       $   (90)            $  190
Net income (loss) applicable
  to common stock excluding
  Clinton plant impairment
  loss in 1998, extraordinary
  item in 1997 and carrying
  amount over (under)
  consideration paid for
  redeemed preferred stock
  in 1997 and 1996                     $   (56)       $   104             $  191
Basic and diluted earnings
  (loss) per share                     $(22.04)       $ (1.22)            $ 2.51
Basic and diluted earnings
  (loss) per share excluding
  Clinton plant impairment
  loss in 1998, extraordinary
  item in 1997 and carrying
  amount over (under)
  consideration paid for
  redeemed preferred stock
  in 1997 and 1996                     $  (.78)       $  1.41             $ 2.52


1998: The decrease in 1998 earnings compared to 1997 was due primarily to the Clinton impairment, an increase in power purchased cost due to unprecedented summer price spikes, additional power purchases to serve increased volumes of interchange sales, market losses recorded on forward power purchase and sales contracts as part of the wholesale trading business, and higher operation and maintenance expenses due to the extended outage at Clinton.

1997: The decrease in 1997 earnings compared to 1996 was due primarily to the extraordinary item related to discontinued application of FAS 71 for the generation segment, higher operation and maintenance expenses due to the extended outage at Clinton, higher power purchased costs due to outages at Clinton and Wood River, IEP losses, and an increase in uncollectible accounts expense.

1996: The increase in 1996 earnings per share over 1995 was due primarily to the one-time charge in 1995 for the enhanced retirement and severance programs, lower operations expense due to the reduction in number of employees, and lower financing costs.

   Regulators historically have determined IP's rates for electric service: the ICC at the retail level and FERC _at the wholesale level. The ICC determines IP's rates for gas service. These rates have been designed to recover the cost of service and allow shareholders the opportunity to earn a reasonable rate of return. As described under "Competition" above, P.A. 90-561 phases in a competitive marketplace for electric generation while maintaining cost-based regulation for electric delivery services and gas service, protecting the financial integrity of the company during the transition period. Future electric and natural gas sales, including interchange sales, will continue to be affected by an increasingly competitive marketplace, changes in the regulatory environment, transmission access, weather conditions, competing fuel sources, interchange market conditions, plant availability, fuel cost recoveries, customer conservation efforts, and the overall economy.

Illinova and Illinois Power -- Results of Operations
Electric Operations: For the years 1996 through 1998, electric revenues, including interchange, increased 32.9% and the gross electric margin decreased 22.5% as follows:

(Millions of dollars)               1998            1997            1996

Electric revenues                $1,224.2        $1,244.4        $1,202.9
Interchange revenues                557.2           175.6           137.6
Fuel cost & power
  purchased                        (985.4)         (450.3)         (313.3)

  Electric margin                $  796.0         $ 969.7        $1,027.2


The components of annual changes in electric revenues were:

(Millions of dollars)               1998            1997            1996

Price                            $  (65.5)        $ (11.5)        $  (7.2)
Volume and other                     35.1             9.7             6.4
Fuel cost recoveries                 10.2            43.3           (48.9)

  Revenue increase
    (decrease)                   $  (20.2)        $  41.5         $ (49.7)

1998: Electric revenues excluding interchange sales decreased 1.6% due to the 15% residential rate decrease mandated by P.A. 90-561 and effective August 1, 1998. Also contributing to the decrease in revenue was the one-time August billing rate reduction of 7.5% for residential and small commercial customers and the discontinuance of certain revenue related taxes, in accordance with P.A. 90-561. Interchange revenues increased 217.4% primarily due to increased activity on the interchange market. Electric margin decreased primarily due to higher power purchased costs and the elimination of the UFAC.

1997: Electric revenues excluding interchange sales increased 3.4%, primarily due to an increase in revenues under the UFAC and increased wheeling revenues. Interchange revenues increased 27.6% due to the receipt of an opt-out fee from Soyland under the amended PCA and increased interchange activity. Electric margin decreased primarily due to increased power purchased costs as a result of outages at Clinton and the fossil stations.

1996: Electric revenues excluding interchange sales decreased 4%, primarily due to a reduction in revenues under the UFAC. Volume changes by customer class were insignificant, as kwh sales to ultimate consumers (excluding interchange sales and wheeling) decreased .3%. Interchange revenues increased 18.3% as a result of higher plant availability in the first half of the year.

   The cost of meeting IP's system requirements was reflected in fuel costs for electric plants and power purchased. Changes in these costs are detailed below:

(Millions of dollars)               1998            1997            1996

Fuel for electric plants
  Volume and other                $  28.3        $  (37.7)         $ 15.4
  Price                               5.7            (8.5)          (12.0)
  Emission allowances                (7.5)           12.3              .8
  Fuel cost recoveries               (8.7)           18.2           (30.0)

                                     17.8           (15.7)          (25.8)

Power purchased                     517.3           152.7             5.7
   Total increase (decrease)      $ 535.1        $  137.0          $(20.1)

Weighted average system
  generating fuel cost
  ($/MWH)                         $ 12.79        $  12.06          $  11.01


   System  load  requirements,   generating  unit  availability,   fuel  prices,
purchased power prices, resale of energy to other utilities, emission allowance costs, and fuel cost recovery through UFAC caused changes in these costs.

   Changes in factors affecting the cost of fuel for electric generation are detailed below:

                                    1998            1997            1996

Increase (decrease)
  in generation                      10.9%          (25.4)%           5.4%

Generation mix
  Coal and other                      100%            100%             78%
  Nuclear                               0%              0%             22%


1998: The cost of fuel increased 7.6% and electric generation increased 10.9%. The increase in fuel cost was primarily a result of running peaking units and reactivation of oil-fired plants from cold shutdown. These factors were partially offset by effects of the 1997 UFAC and decreased emission allowance costs.

   Power purchased increased $517.3 million. This amount consisted of higher prices resulting in an increase of $274 million, a $215 million increase to serve increased volumes of interchange sales, and market losses of $28 million recorded on forward power purchase and sales contracts. Income from interchange sales was $382 million higher than in 1997 due to increased sales volumes and higher prices. Although IP's margin on volumes between 1998 and 1997 resulted in IP being a net seller, higher prices resulted in a $135 million net purchase margin. See "Note 5 -- Commitments and Contingencies" for additional information.

1997: The cost of fuel decreased 6.3% and electric generation decreased 25.4%. The decrease in fuel cost was primarily attributable to decreased generation and a favorable price variance. These factors were partially offset by effects of the UFAC and increased emission allowance costs. Power purchased increased $152.7 million primarily due to Clinton and Wood River being out of service.

1996: The cost of fuel decreased 9.4% and electric generation increased 5.4%. The decrease in fuel cost was primarily attributable to the effects of the UFAC, as well as a favorable price variance. These factors were partially offset by an increase in fuel cost due to the increase in generation. Power purchased increased $5.7 million primarily due to the Clinton outage. Clinton's equivalent availability and generation were lower than in 1995 due to that outage.

Gas Operations: For the years 1996 through 1998, gas revenues, including transportation, decreased 17.3%, while the gross margin on gas revenues decreased 5.1% as follows:

(Millions of dollars)               1998            1997            1996

Gas revenues                      $ 281.1         $ 345.2         $ 341.4
Gas cost                           (149.6)         (207.7)         (202.6)
Transportation revenues               6.7             8.7             6.8

  Gas margin                      $ 138.2         $ 146.2         $ 145.6

(Millions of therms)
Therms sold                           503             537             703
Therms transported                    267             309             251

  Total consumption                   770             846             954


Changes in the cost of gas purchased for resale were:

(Millions of dollars)               1998            1997            1996

Gas purchased for resale
  Cost                             $ (5.3)        $   8.0         $ 49.0
  Volume                            (23.2)          (30.0)           8.5
  Gas cost recoveries               (29.6)           27.1            6.3

  Total increase (decrease)        $(58.1)        $   5.1         $ 63.8

Average cost per therm
  delivered                          27.1(cents)     28.0(cents)     26.7(cents)


   The 1998 decrease in gas costs was due to low gas prices and a decrease in therm sales caused by mild weather. The 1997 increase in gas costs was due to slightly higher prices from suppliers and effects of the UGAC, offset by a decrease in volume. The 1996 increase in gas costs was primarily due to higher prices from suppliers and the effects of the UGAC.

Diversified Enterprises: Due primarily to decreased power trading activity at IEP in 1998, diversified enterprises revenues decreased $374 million which was offset by a $400 million decrease in diversified enterprise expenses. Diversified enterprises revenues increased $678 million for 1997 primarily due to increased power trading activity at IEP. However, the diversified enterprises expenses increased $705 million in 1997, offsetting the growth in revenues. Diversified expenses primarily reflect the cost of power purchased for resale.

Other Expenses: A comparison of significant increases (decreases) in other operating expenses, maintenance, and depreciation for the last three years is presented in the following table:

(Millions of dollars)               1998            1997            1996

Other operating expenses          $  91.1         $  40.6         $  (9.8)
Maintenance                          44.6            12.0             (.3)
Depreciation and amortization         4.8             8.8             3.5


   The increase in operating and maintenance expenses for 1998 is primarily due to the outage at Clinton. Other increases include outside consulting fees, customer marketing activities, and employee benefits.

   The increase in operating and maintenance expenses for 1997 is primarily due to increased company and contractor labor at Clinton and the fossil plants. An increase in uncollectible accounts expense and disposal of surplus inventory also contributed to the increase.

   The decrease in operating expenses for 1996 is due primarily to the savings from the 1995 enhanced retirement and severance program, partially offset by the costs of the Clinton outage and increased amortization of MGP site expenses. The ICC approved tariff riders in March 1996 that resulted in the current recognition of MGP site remediation costs in operating expenses. The 1996 increase amounted to $5.5 million. This increase is offset by increased revenues collected under the riders.

   The increases in depreciation and amortization for each of the three years were due to increases in utility plant balances.

General Taxes: The decrease in general taxes of $10.6 million in 1998 is primarily the result of P.A. 90-561, which shifted the revenue tax burden from IP to its customers. The decrease was partially offset by costs to fund a program, provided for in P.A. 90-561, that helps low-income customers avoid shutoffs. The 1997 and 1996 changes in general taxes were negligible.

Clinton  Plant  Impairment   Loss:  See  "Note  2  --  Clinton   Impairment  and
Quasi-Reorganization" for additional information.

Miscellaneous -- Net: The 1998 decrease in miscellaneous--net was negligible. The 1997 decrease of $4.7 million in miscellaneous--net deductions was due primarily to 1996 accruals recorded for the planned disposition of property. The 1996 change in miscellaneous--net deductions was negligible.

Equity Earnings in Affiliates: The increase in equity earnings in affiliates of $5.0 million in 1998, $11.1 million in 1997, and $3.7 million in 1996 is primarily due to increased earnings from IGC investments.

Interest Charges: Total interest charges, including AFUDC and preferred dividend requirements, increased $1.9 million in 1998, increased $2.4 million in 1997, and decreased $15.2 million in 1996. The increases in 1998 and 1997 are due primarily to higher Illinova debt expenses, increased IP short-term borrowings, and lower AFUDC, partially offset by the continued benefits of IP refinancing efforts and capitalization reductions. The 1996 decrease was due to lower short-term interest rates and the impact of IP refinancing efforts and capitalization reduction during 1996.

Inflation: Inflation, as measured by the Consumer Price Index, was 1.6%, 2.3%, and 3.0% in 1998, 1997, and 1996, respectively. IP recovers historical rather than current plant costs in its regulated rates.


FINANCIAL CONDITION

Liquidity and Capital Resources
Illinova's financial condition is a product of its historical capital structure, the terms of its existing indebtedness, various regulatory considerations and the cash flow generated by its businesses. In general, Illinova historically has been able to either generate sufficient funds or raise sufficient funds at investment grade credit quality to meet substantially all of its financial needs. Illinova's sources of funds and primary non-operating uses of funds are described below. See "Note 10 -- Long-Term Debt" and "Note 11 -- Preferred Stock of Subsidiary" for additional information regarding Illinova's and IP's outstanding indebtedness.


Mortgages: Historically, a substantial portion of the funds needed by IP have been provided by indebtedness issued pursuant to its general obligation mortgages. These include a 1943 mortgage (First Mortgage) and a 1992 mortgage (New Mortgage) that is intended, over time, to replace the First Mortgage. Both mortgages are secured by liens on substantially all of IP's properties. In general, IP is able to issue debt secured by the mortgages provided that (i) its "adjusted net earnings" are at least two times its "annual interest requirements," and (ii) the aggregate amount of indebtedness secured by the mortgages does not exceed three-quarters of the original cost of the property subjected to the lien of the mortgages, reduced to reflect property that has been retired or sold. It also generally can issue indebtedness in exchange for repurchased and retired indebtedness independent of whether these two tests are met.

   At December 31, 1998, IP had outstanding approximately $1.6 billion in indebtedness pursuant to the mortgages and could have issued approximately $550 million in additional indebtedness based on its property levels. In addition, IP could have issued approximately $334 million in exchange for previously issued indebtedness that had been repurchased by IP. The sale or shutdown of Clinton or IP's fossil plants, or both, would eliminate IP's capacity to issue indebtedness under these mortgages based on property additions. As a consequence, IP is exploring various strategies under which the mortgages may be amended to permit further issuances or means to release the indebtedness from the mortgage. Regardless of the status of Clinton, IP is still able to issue new indebtedness pursuant to the mortgage based on repurchased and retired indebtedness. Also, IP had unsecured non-mortgage borrowing capacity totaling approximately $410 million at December 31, 1998. This capacity is higher than normal as a result of securitization proceeds received in December 1998.

Cash Requirements and Cash Flow: Illinova and IP need cash for operating expenses, interest and dividend payments, debt and certain IP preferred stock retirements, construction programs, decommissioning, and non-regulated subsidiary funding requirements. Illinova and IP have met these needs with internally generated funds and external financings, including debt and revolving lines of credit. The timing and amount of external financings depend primarily on cash needs, economic conditions, financial market conditions, and capitalization ratio objectives.

   Cash flows from operations during 1998 were supplemented by external financings to meet ongoing operating requirements and to service existing common and preferred stock dividends, debt requirements, IP's construction requirements, and Illinova's investments in its subsidiaries. Liquidity at both Illinova and IP has decreased in 1998 as a result of higher than expected costs for purchased power and for Clinton expenditures, coupled with lower electric revenues resulting from the rate decrease mandated by P.A. 90-561.

   Illinova expects that future cash flows, supplemented by external financing, will continue to be adequate to meet operating requirements and to service existing debt, IP preferred and Illinova common dividends, Illinova's anticipated subsidiary investments, and IP's anticipated construction requirements and decommissioning costs. It is anticipated there will be a need for external financing to supplement cash flows for at least the years 1999 through 2003.

Dividends: On February 10, 1999, Illinova declared a quarterly common stock dividend of $.31 per share, payable May 1, 1999. Illinova paid common dividends of $.31 per share each quarter during 1998 and 1997, having increased the dividend by 11%, from $.28 to $.31 per share, in December 1996 for dividends payable in February 1997.

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

   IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment, and by the Federal Power Act, which precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." At December 31, 1998, IP had a zero balance in retained earnings and was thus unable to declare a dividend on its common or preferred stock. Payment of preferred dividends on February 1, 1999, was made out of a trust created in November 1998 for this purpose. IP's retained earnings balance is expected to grow sufficiently during 1999 to support payment of IP common and scheduled preferred dividends. Illinova will secure payment of IP preferred dividends through 1999.

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


Debt Ratings: The availability and cost of external financing depend to a significant degree on the financial health of the company seeking those funds. Security ratings are an indication of a company's financial position and may affect the cost and the willingness of investors to invest in these securities. Illinova's and IP's securities are currently rated by four principal rating agencies as follows:

                                          Standard      Duff &      Fitch
                             Moody's      & Poor's      Phelps      IBCA

Illinova long-term debt       Baa3          BBB-         --         BBB-
IP first/new mortgage
  bonds                       Baa1          BBB          BBB+       BBB+
IP preferred stock            baa2          BB+          BBB-       BBB-
IP commercial paper           P-2           A-2          D-2        F2
IP transitional funding
  trust notes                 Aaa           AAA          AAA        AAA


   Under current market conditions, these ratings would afford Illinova and IP the ability to issue additional securities through external financing. Illinova and IP have adequate short-term and intermediate-term bank borrowing capacity.

   In April 1994, S&P lowered IP's mortgage bond rating to BBB from BBB+. In July 1996, Moody's upgraded IP's securities, raising mortgage bond ratings from Baa2 to Baa1 and preferred stock ratings from baa3 to baa2. In July 1998, both Moody's and S&P revised their ratings outlook for Illinova and IP. Moody's rating went from stable to negative and S&P from positive to stable, reflecting effects of the extended Clinton outage and unprecedented prices for purchased power during late June 1998. In November 1998, Fitch IBCA affirmed the ratings of IP's first and new mortgage bonds at BBB+ and IP's preferred stock at BBB-. Fitch IBCA also established a new commercial paper rating of F2 for IP.

   In February 1999, S&P announced it had implemented a new single credit rating scale for both debt and preferred stock. As a result, S&P rerated all the preferred stock issues and similar debt/equity issues that carry ratings from S&P to conform to the new scale. As a result of this change, the rating on IP's preferred stock was changed to BB+ from BBB-. On March 4, 1999, Moody's placed all of the securities of Illinova and IP under review for possible downgrade, citing erosion of cash flow and an expected increase in leverage caused by the extended Clinton outage. Moody's also acknowledged the positive impact of the decision to exit Clinton and the progress made in bringing Clinton back to on-line status. This review does not include the $864 million of Transitional Funding Trust Notes issued by IPSPT, which are expected to remain rated Aaa.

   In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-561. All four agencies rated this debt triple A. See discussion of "Securitization."

   In 1997, Moody's and S&P established initial ratings of Baa3 and BBB-, respectively, for Illinova long-term debt. In November 1998, Fitch IBCA established a BBB- rating for Illinova senior unsecured debt. Illinova did not ask Duff & Phelps to rate its long-term debt.

Recent Financing: Changes in principal amounts of capital sources for 1998, 1997, and 1996, including normal maturities and elective redemptions, were as follows:

(Millions of dollars)                1998            1997            1996

Illinova long-term debt             $  70           $ 100          $   --
IP long-term debt                      64             (11)           (154)
IP preferred stock                     --             (39)              71
Illinova common stock
  outstanding                         (49)            (90)             --
Transitional funding
  trust notes*                        864              --              --

Total increase (decrease)           $ 949           $ (40)          $ (83)

*See discussion of "Securitization."

   The amounts shown in the preceding table for debt retirements do not include all mortgage sinking fund requirements. IP has generally met these requirements by pledging property additions as permitted under IP's 1943 Mortgage and Deed of Trust and the 1992 New Mortgage. For additional information, see "Note 10 -- Long-Term Debt" and "Note 11 -- Preferred Stock of Subsidiary."

   In January 1998, Illinova issued $40 million principal amount of 6.46% medium-term notes due October 1, 2002, under an existing $300 million shelf registration statement. In September 1998, Illinova issued an additional $30 million principal amount of 6.15% medium-term notes due September 10, 2001, under the same shelf registration. In January 1999, Illinova replaced its former $110 million revolving credit facility with a new $130 million facility. Illinova's current $130 million capacity under the existing shelf registration, in conjunction with its revolving credit facility, are expected to meet currently estimated cash requirements for the balance of 1999. Illinova is developing additional financing capabilities to meet future and contingency needs in the form of a universal shelf registration to allow the future issuance of debt or equity.

   In March 1998, IP issued $18.7 million principal amount and $33.8 million principal amount of 5.40% Pollution Control New Mortgage Bonds due 2028. In

April 1998, IP redeemed all principal amounts outstanding of its 6.00% Pollution Control First Mortgage Bonds due 2007 ($18.7 million) and its 8.30% Pollution Control First Mortgage Bonds due 2017 ($33.8 million). In May 1998, a $200 million debt shelf registration for IP debt securities became effective. In July 1998, IP issued $100 million principal amount of 6.25% New Mortgage Bonds due 2002 against this registration. In September 1998, IP issued $100 million principal amount of 6.00% New Mortgage Bonds due 2003 against this same shelf registration. In September 1998, IP issued a call notice on the principal amount outstanding of its 6.60% Series A Pollution Control First Mortgage Bonds due 2004 ($6.0 million). The bonds were called at par in November 1998. All of the remaining $68 million principal amount IP medium-term notes matured and were retired in 1998.

Securitization: In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes, with IP as servicer. This debt, secured by collections of future electric energy deliveries, represents 25% of IP's total capitalization at December 31, 1996, as allowed by the 1997 Electric Utility Transition Funding Law and approved by the ICC. The law allows IP to use this lower cost debt to repurchase debt and equity, which lowers IP's overall cost of capital. IP has to have at least a 40% common equity ratio, exclusive of securitized debt, when the process is completed.

   On September 16, 1998, IP filed a SEC Form S-3 shelf registration statement for this $864 million offering. On September 30, 1998, the Internal Revenue Service issued to IP a private letter ruling that, among other things, the notes will be obligations of IP for federal income tax purposes. Interest paid on the notes generally will be taxable to a United States Noteholder as ordinary interest income.

   IP has used funds from this offering to redeem all principal amounts outstanding of its 6.60% Pollution Control First Mortgage Bonds due 2004 ($6.0 million), its 8.75% First Mortgage Bonds due 2021 ($57.1 million), and its 8.00% New Mortgage Bonds due 2023 ($229 million). A redemption notice was issued in December 1998, and the 8.75% First Mortgage Bonds and the 8.00% New Mortgage Bonds were called January 11, 1999. Through March 9, 1999, IP has also used funds from the IPSPT issuance to repurchase in the open market $36.8 million principal amount of its 6.5% First Mortgage Bonds due 1999, $55.9 million principal amount of its 7.95% First Mortgage Bonds due 2004, and $28.5 million principal amount of its 7.50% New Mortgage Bonds due 2025. In addition, IP has repurchased $6.6 million, net of premiums and discounts, of various series of preferred stock and MIPS. IP has used another $49.3 million from the IPSPT to repurchase approximately 2.3 million of its shares from Illinova, which in turn used the $49.3 million received from IP to repurchase 1.8 million of its common shares in the open market.


Preferred Stock: At a special meeting in May 1998, IP preferred shareholders voted on a proposal to amend the Articles of Incorporation to remove a limitation on the amount of unsecured debt IP can issue. A majority of votes cast favored the proposal, but not the two-thirds majority required.

Capital Expenditures: Construction expenditures for 1996 through 1998 were approximately $723 million, including $14.7 million of AFUDC. Illinova estimates that it will spend approximately $370 million for IP construction expenditures in 1999. IP construction expenditures for 1999 through 2003 are expected to total approximately $1.2 billion. In light of the December 1998 decision to exit Clinton and resulting Clinton impairment entries, no nuclear construction is included in the above estimates.

   Due to the failure of Clinton to restart by January 31, 1999, a provision in the lease agreement between IP and the Fuel Company requires IP to deposit $62 million cash, in March 1999, with the Fuel Company Trustee for the benefit of investors in secured notes of the Fuel Company. These notes mature December 1, 1999, at which time these funds will be used to pay principal and interest on the notes' principal amount of $60 million.

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

Decommissioning: Because of Illinova's and IP's Boards of Directors' decision to exit Clinton, IP must be prepared to fund the cost of decommissioning the plant. Assuming the most conservative immediate decommissioning method, IP estimates it will cost approximately $376 million between 1999 and 2003. IP currently has $84 million in decommissioning trust funds and would expect this amount to be used, as well as $37 million in additional collections from customers, including interest on the trust, during this time period. In addition, IP will need to fund approximately $255 million from other sources. IP is pursuing insurance and other options, including a delayed decommissioning method which requires significantly less cash in the next few years.

   IP continues to pursue discussions with various parties interested in purchasing Clinton. In the event of a sale of Clinton, IP expects to incur some amount of obligation to provide decommissioning funds. The timing and amount of such obligations cannot be determined at this time.

   See "Note 5 -- Commitments and Contingencies" for additional information. Internally generated cash, supplemented by external financing, will meet all decommissioning, construction, and capital requirements.

Environmental Matters: See "Note 5 -- Commitments and Contingencies" for a discussion of environmental matters that impact or could potentially impact Illinova and IP.

Tax Matters: See "Note 8 -- Income Taxes" for a discussion of effective tax rates and other tax issues.


MARKET RISK

Risk Management: Illinova is exposed to both non-trading and trading market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices, and other relevant market rate or price changes. Non-trading market risks include interest rate risk, equity price risk, foreign operations risk, and commodity price risk. Trading market risk is comprised basically of commodity price risk. For a discussion of credit risk exposure, see "Note 16 -- Financial and Other Derivative Instruments." Illinova's risk management policy allows the use of derivative financial instruments to manage its financial exposures. Market risk is measured through various means, including VaR models. VaR represents the potential losses for an instrument or portfolio resulting from hypothetical adverse changes in market factors for a specified time period and confidence level. It does not represent the maximum loss that may occur. Future gains and losses will differ from those estimated, based on actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the portfolio of derivative financial instruments during the year.

Interest Rate Risk: Illinova is or can be exposed to interest rate risk as a result of financing through its issuance of fixed or variable-rate debt. Interest rate risk is the exposure of an entity's financial condition to adverse movements in interest rates. Illinova has no short-term borrowings outstanding at December 31, 1998. IP is exposed to interest rate risk as the result of fixed or variable-rate debt including commercial paper issuances or bank notes obtained by IP. Interest rate exposure is managed according to policy by limiting variable-rate exposure to a certain percentage of capitalization, utilizing derivative instruments when deemed appropriate, and monitoring the effects of market changes in interest rates. At December 31, 1998, there were no derivative financial instruments in use related to interest rate risk.

   Illinova's debt portfolio VaR was calculated quarterly based on variance/covariance methodology using the RiskMetrics FourFifteen(TM) model. VaR was calculated based on a 95 percent confidence factor and a holding period of one business day. Interest rate risk as measured by VaR for 1998 follows:

                                      Low             High          Average
(Millions of dollars)                 VaR             VaR             VaR

ILN, including IP debt             $  7.1          $  14.9         $  10.5
IP debt only                       $  6.7          $  14.2         $   9.9


Other Market Risk: Illinova is exposed to equity price risk primarily through IP. Equity price risk is the risk of loss on equity investments arising from unfavorable movements in equity prices. IP maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. See "Note 5 -- Commitments and Contingencies." As of December 31, 1998, these funds were invested in domestic and international equity securities, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes equity investments, IP is maximizing the return to be used to fund nuclear decommissioning, which in the long term will correlate better with inflationary increases in decommissioning costs. The equity securities included in the corporation's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to market risk as a result of fluctuations in interest rates. IP actively monitors its portfolio by benchmarking the performance of its investments against equity and fixed-income indexes. It maintains and periodically reviews established target allocations of the trust assets approved in the investment policy statement. Nuclear decommissioning costs have historically been recovered through IP's electric rates and the Soyland PCA. Therefore, fluctuations in equity prices or interest rates have not affected the earnings of the corporation. In the future, changes in the investments' fair value will be reflected in the regulatory asset for probable future collections from customers of decommissioning costs and fluctuations in interest rates will be reflected in earnings.

Foreign Operations Risk: IP's foreign operations risk is its inherent risk of loss due to the potential volatility of emerging countries and fluctuations in foreign currency exchange rates in relation to the U.S. dollar. At December 31, 1998, IGC had invested $146 million in several international operations, many of which are joint ventures. Primarily, these investments are with affiliates owning energy-related production, generation, and transmission facilities.

   IGC is exposed to foreign currency risk, sovereign risk, and other foreign operations risks, primarily through investments in affiliates of $40 million in Asia and $103 million in South and Central America. To mitigate risks associated with foreign currency fluctuations, the majority of contracts entered into by IGC or its affiliates are denominated in or indexed to the U.S. dollar.


Commodity Price Risk: Illinova is exposed to trading commodity price risk through IEP and to both trading and non-trading commodity price risk through IP. Commodity price risk is the risk of loss arising from adverse movements in commodity prices.

   IEP and IP are exposed to commodity price risks through their energy trading businesses. To measure, monitor, and manage the commodity price risk of the trading and marketing portfolio, IP utilizes a "Monte Carlo" simulation of trading positions based on a 95 percent confidence level and a four-day holding period. IP's trading VaR at December 31, 1998, was $1.3 million.

   IEP utilizes a variance/covariance approach similar to RiskMetrics(TM). VaR measures the amount that could potentially be lost given a 95 percent confidence level and a four-day holding period. Based on the VaR analysis of its overall commodity price risk exposure at December 31, 1998, management does not anticipate a materially adverse effect on the company's consolidated financial statements as a result of market fluctuations. IEP's trading commodity price risk as measured by VaR for 1998 follows:

                                     Low             High          Average
(Millions of dollars)                VaR             VaR             VaR

IEP                                 $ .1            $ .9            $ .3

   IP is also exposed to non-trading commodity price risk through its energy generation business. IP uses derivative financial instruments to manage its native load requirements. To measure, monitor, and manage the commodity price risk of its non-trading portfolio, IP utilizes a "Monte Carlo" simulation of non-trading positions based on a 95 percent confidence level and a one-year holding period. IP's non-trading commodity price VaR at December 31, 1998, was $13.7 million.

SAFE HARBOR

Certain of the statements contained in this report, including those in Management's Discussion and Analysis are forward-looking. Other statements, particularly those using words like "expect," "intend," "predict," "estimate," and "believe," also are forward-looking. Although Illinova believes these statements are accurate, its business is dependent on various regulatory issues, general economic conditions and future trends, and these factors can cause actual results to differ materially from the forward-looking statements that have been made. In particular:

- Illinova's activities, particularly the utility activities of IP, are heavily regulated by both the federal government and the State of Illinois. This regulation has changed substantially over the past several years. The impacts of these changes include reductions in rates pursuant to P.A. 90-561 and a phasing in of the opportunity for an increasing number of customers to choose alternative energy suppliers. In addition, future regulatory changes are certain to occur and their nature and impact cannot be predicted.

- IP is likely to face increased competition in the future. Deregulation of certain aspects of IP's business at both the state and federal levels is occurring, the primary results of which so far are that competing generators of electricity will increasingly have the ability to sell electricity to IP's customers and to require IP to transmit and distribute that electricity. In addition, alternative sources of electricity, such as co-generation facilities, are becoming increasingly popular. When customers elect suppliers other than IP for their electricity, IP can avoid certain costs and can gain revenue from transmitting and distributing that electricity; however, the net effect of these elections generally is a decrease in IP's revenue and operating income. Illinois transition law is designed to protect utilities in three principal ways:

     1) Departing customers are obligated to pay transition charges based on the utility's lost revenue from that customer;

     2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds; and

     3) Utilities are permitted to seek rate relief in the event the change in law leads to their ROE falling below a specified minimum based on a prescribed test.



- Illinova is exploring various strategies to best respond to its changing business and regulatory environment. These strategies include acquisitions, focused growth of unregulated businesses, and other options. Although Illinova would only plan to undertake transactions that it believes are in the best interests of its shareholders, there can be no certainty that any transaction will fulfill these expectations.

- To meet IP customers' electricity requirements, IP produces electricity in Company-owned generation plants. Although IP has in place programs designed to match its supplies with its needs, many circumstances can occur which upset this balance. Specifically, generation facilities may experience unplanned outages forcing the Company to acquire additional supplies in the electricity marketplace. The availability and price of these additional supplies are uncertain and at times highly volatile. Such situations can lead to less profitable or even unprofitable outcomes.

- Clinton is a nuclear-fueled generation facility. Although IP believes that it operates this facility in accordance with all regulatory guidelines and in a safe manner, accidents can occur. Liabilities and costs from such accidents could exceed insurance provisions established for the Company and have a significantly negative effect on IP.

- There are various financial risks attendant to selling or shutting down Clinton. These risks include the possibility that IP has underestimated the costs necessary to effect a particular exit strategy. No nuclear facility sale has been completed and relatively little financial information regarding these transactions is available. Although the amounts used in IP's analyses and in recording year-end accounting results represent estimates based on guidance from industry experts, actual results may be materially different from the estimates. In addition, the Company continues to have ongoing nuclear operational exposures until the plant is sold or shut down.

- Illinova does not currently foresee any inability to obtain necessary financing on reasonably favorable terms. However, events can occur in the Company's business operations or in general economic conditions that could negatively impact the Company's financial flexibility. In addition, restructuring activities, such as the formation of an unregulated generation subsidiary, can introduce other factors that could impact the Company's financial flexibility. Further, the sale or shutdown of Clinton will substantially reduce the Company's ability to issue indebtedness under its existing mortgages. While the Company does not foresee any of these events resulting in significant difficulties in obtaining future financing on reasonably favorable terms, there can be no assurances that difficulties will not occur.

- The impact of environmental regulations on utilities is significant; and the expectation is that more stringent requirements will be introduced over time. Although Illinova believes it is in substantial compliance with all current regulations, Illinova cannot predict the future impact of environmental compliance. However, if more stringent requirements are introduced they are likely to have a negative financial effect.

- IGC has interests in foreign facilities and is likely to purchase additional foreign interests in the future. The risks of doing business in foreign countries are different from those attendant to doing business in the United States. These include business risks such as currency fluctuations, cyclical and sustained economic downturns, and political risks. The adverse impact of these risks could be significant.

- Illinova, through IEP and IP, actively purchases and sells electricity and natural gas futures and similar contracts with respect thereto. While Illinova has adopted various risk management practices intended to minimize the risk of significant loss, trading in assets of these types is inherently risky and these risk management practices cannot guarantee that losses will not occur.

- Although Illinova believes that it will complete its Year 2000 preparation in a timely fashion, there can be no assurances that it will, or that unforeseen problems will not arise. The consequences of Year 2000 problems are so varied that Illinova can not predict this ultimate impact, if any.

   All forward-looking statements in this report are based on information that currently is available. Illinova disclaims any obligation to update any forward-looking statement.


ILLINOVA CORPORATION
Responsibility for Information

The consolidated financial statements and all information in this annual report are the responsibility of management. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements. In the opinion of management, the consolidated financial statements fairly reflect Illinova's financial position, results of operations, and cash flows.

   Illinova believes that its accounting and internal accounting control systems are maintained so that these systems provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing the consolidated financial statements.

   The consolidated financial statements have been audited by Illinova's independent accountants, PricewaterhouseCoopers LLP, in accordance with generally accepted auditing standards. Such standards include the evaluation of internal accounting controls to establish a basis for developing the scope of the examination of the consolidated financial statements. In addition to the use of independent accountants, Illinova maintains a professional staff of internal auditors who conduct financial, procedural, and special audits. To assure their independence, both PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee of the Board of Directors.

   The Audit Committee is composed of members of the Board of Directors who are not active or retired employees of Illinova. The Audit Committee meets with PricewaterhouseCoopers LLP and the internal auditors and makes recommendations to the Board of Directors concerning the appointment of the independent accountants and services to be performed. Additionally, the Audit Committee meets with PricewaterhouseCoopers LLP to discuss the results of their annual audit, Illinova's internal accounting controls and financial reporting matters. The Audit Committee meets with the internal auditors to assess the internal audit work performed, including tests of internal accounting controls.




Charles E. Bayless
Chairman, President
and Chief Executive Officer




Larry F. Altenbaumer
Chief Financial Officer,
Treasurer and Controller

ILLINOVA CORPORATION
Report of Independent Accountants

PricewaterhouseCoopers LLP
To the Board of Directors and Shareholders of Illinova Corporation

In our opinion, the accompanying consolidated balance sheets and the related statements of income, statements of cash flows and statements of retained earnings, after the restatement described in Note 17 presents fairly in all material respects, the financial position of Illinova Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit requires examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As explained in Note 2 to the consolidated financial statements, the Company's commitment to exit nuclear operations resulted in an impairment of the Clinton Power Station in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in December 1998.

   As explained in Note 2 to the consolidated financial statements, the Company effected a quasi-reorganization in December 1998. In conjunction with the accounting for a quasi-reorganization, the Company adjusted the recorded value of specific assets and liabilities to fair value, including its fossil power generation stations. In addition, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" and Emerging Issues Task Force Statement 98-10, "Accounting for Energy Trading and Risk Management Activities."

   As explained in Note 1 to the consolidated financial statements, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," for its generation segment of the business in December 1997.




PricewaterhouseCoopers LLP
St. Louis, Missouri
February 26, 1999, except for Note 17
as to which date is February 28, 2000

Illinova Corporation
C O N S O L I D A T E D   S T A T E M E N T S   O F    I N C O M E
-----------------------------------------------------------------------------------------------------------------------

                                                                      (Millions of dollars except per share amounts)
-----------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                               1998           1997               1996
Operating Revenues                                                           As Restated
Electric                                                                     $1,224.2       $1,244.4          $ 1,202.9
Electric interchange                                                            557.2          175.6              137.6
Gas                                                                             287.8          353.9              348.2
Diversified enterprises                                                         361.4          735.6               57.6
-----------------------------------------------------------------------------------------------------------------------
      Total                                                                   2,430.6        2,509.5            1,746.3
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses
Fuel for electric plants                                                        250.2          232.4              248.1
Power purchased                                                                 735.2          217.9               65.2
Gas purchased for resale                                                        149.6          207.7              202.6
Diversified enterprises                                                         392.0          792.3               87.5
Other operating expenses                                                        381.6          290.5              249.9
Maintenance                                                                     156.3          111.7               99.7
Depreciation and amortization                                                   203.6          198.8              190.0
General taxes                                                                   123.2          133.8              131.3
Clinton plant impairment loss (Note 2)                                        2,666.9            -                  -
-----------------------------------------------------------------------------------------------------------------------
      Total                                                                   5,058.6        2,185.1            1,274.3
------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                      (2,628.0)         324.4              472.0
-----------------------------------------------------------------------------------------------------------------------
Other Income
Miscellaneous-net                                                                 3.1            3.5               (1.2)
Equity earnings in affiliates                                                    22.5           17.5                6.4
-----------------------------------------------------------------------------------------------------------------------
      Total                                                                      25.6           21.0                5.2
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before interest charges and income taxes                       (2,602.4)         345.4              477.2
-----------------------------------------------------------------------------------------------------------------------
Interest Charges
Interest expense                                                                146.0          144.2              142.5
Allowance for borrowed funds used during construction                            (3.2)          (5.0)              (6.5)
Preferred dividend requirements of subsidiary                                    19.8           21.5               22.3
-----------------------------------------------------------------------------------------------------------------------
      Total                                                                     162.6          160.7              158.3
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                            (2,765.0)         184.7              318.9
-----------------------------------------------------------------------------------------------------------------------
Income Taxes
Income tax - impairment loss                                                   (982.8)           -                  -
ITC - Clinton impairment                                                       (160.4)           -                  -
Other                                                                           (42.3)          80.3              127.9
-----------------------------------------------------------------------------------------------------------------------
      Total                                                                  (1,185.5)          80.3              127.9
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary item                                  (1,579.5)         104.4              191.0
Extraordinary item net of income tax benefit
    of $118.0 million (Note 1)                                                    -           (195.0)               -
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            (1,579.5)         (90.6)             191.0
Carrying amount over (under) consideration paid
    for redeemed preferred stock of subsidiary                                    -               .2                (.7)
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                                $(1,579.5)       $ (90.4)           $ 190.3
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share before
    extraordinary item (basic and diluted)                                  $  (22.40)       $  1.41            $  2.51
Extraordinary item per common share (basic and diluted)                     $    -           $ (2.63)           $    -
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share (basic and diluted)                        $  (22.40)       $ (1.22)           $  2.51
Cash dividends declared per common share                                    $    1.24        $  1.24            $  1.15
Cash dividends paid per common share                                        $    1.24        $  1.24            $  1.12

Weighted average common shares                                             71,666,864     73,991,651         75,681,937

See notes to consolidated financial statements which are an integral part of these statements. Prior years restated to conform to new financial format.




Illinova Corporation
C O N S O L I D A T E D   B A L A N C E   S H E E T S
                                                                                      (Millions of dollars)
-----------------------------------------------------------------------------------------------------------
December 31,                                                                   1998                  1997
ASSETS                                                                      As Restated
Utility Plant

Electric  (includes  construction  work in progress of $177.7 million and $214.3 million,  respectively)  $5,481.8  $6,690.4 Gas (includes  construction  work in
progress  of  $15.3  million  and  $10.7  million,   respectively)  686.9  663.0
-----------------------------------------------------------------------------------------------------------
6,168.7   7,353.4   Less   --   accumulated    depreciation    1,713.7   2,808.1
-----------------------------------------------------------------------------------------------------------
4,455.0  4,545.3  Nuclear fuel in process - 6.3 Nuclear fuel under capital lease
20.3                                                                       126.7
-----------------------------------------------------------------------------------------------------------
4,475.3                                                                  4,678.3
-----------------------------------------------------------------------------------------------------------
Investments         and         Other         Assets         246.9         198.8
-----------------------------------------------------------------------------------------------------------
Current Assets Cash and cash  equivalents  518.1 33.0 Accounts  receivable (less allowance for doubtful accounts of $5.5 million) Service 105.9 115.6 Other 116.1
102.3 Accrued unbilled revenue 82.6 86.3 Materials and supplies, at average cost
Fossil fuel 25.6 12.6 Gas in underground  storage 28.9 29.3 Operating  materials
36.3  76.7  Assets  from  commodity  price  risk  management  activities  51.5 -
Prepayments              and             other             51.5             64.4
-----------------------------------------------------------------------------------------------------------
1,016.5                                                                    520.2
-----------------------------------------------------------------------------------------------------------
Deferred  Charges  Transition  period  cost  recovery  457.3 - Other 279.6 185.7
-----------------------------------------------------------------------------------------------------------
736.9                                                                      185.7
-----------------------------------------------------------------------------------------------------------
$6,475.6                                                                $5,583.0
-----------------------------------------------------------------------------------------------------------
CAPITAL and LIABILITIES Capitalization Common stock -- No par value, 200,000,000 shares authorized;  69,919,287 and 71,681,937 shares outstanding,  respectively, stated at  $1,123.2  $1,425.7  Less --  Deferred  compensation  -- ESOP 6.8 10.2
Retained  earnings - 51.7 Less -- Capital stock expense 7.3 7.3 Less --5,762,650 and 4,000,000  shares of common stock in treasury,  respectively,  at cost 138.7
90.4
-----------------------------------------------------------------------------------------------------------
Total common stock equity 970.4 1,369.5  Preferred stock of subsidiary 57.1 57.1
Mandatorily  redeemable preferred stock of subsidiary 199.0 197.0 Long-term debt
2,334.6                                                                  1,717.5
-----------------------------------------------------------------------------------------------------------
Total                capitalization                3,561.1               3,341.1
-----------------------------------------------------------------------------------------------------------
Current  Liabilities  Accounts  payable  256.5 177.3 Notes  payable  147.6 415.3
Long-term  debt and lease  obligations  of subsidiary  maturing  within one year
506.6 87.5 Dividends declared 21.7 22.9 Taxes accrued 30.6 26.7 Interest accrued
39.5 36.0  Liabilities  from commodity price risk  management  activities 99.8 -
Other                                 112.0                                 96.0
-----------------------------------------------------------------------------------------------------------
1,214.3                                                                    861.7
-----------------------------------------------------------------------------------------------------------
Deferred  Credits  Accumulated  deferred  income  taxes 834.8 969.0  Accumulated deferred investment tax credits 39.6 208.3 Decommissioning  liability 567.4 62.5
Other                                 258.4                                140.4
-----------------------------------------------------------------------------------------------------------
1,700.2                                                                  1,380.2
-----------------------------------------------------------------------------------------------------------
$6,475.6                                                                $5,583.0
-----------------------------------------------------------------------------------------------------------
(Commitments  and  Contingencies  Note 5) See  notes to  consolidated  financial statements which are an integral part of these statements.  Prior years restated
to conform to new financial format.






ILLINOVA CORPORATION
C O N S O L I D A T E D   S T A T E M E N T S   O F    C A S H   F L O W S
-----------------------------------------------------------------------------------------------------------------------

                                                                                     (Millions of dollars)
-----------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                              1998             1997             1996
Cash Flows from Operating Activities                                       As Restated
Net income (loss)                                                          ($1,579.5)          ($90.6)           $191.0
Items not requiring (providing) cash --
      Depreciation and amortization                                            203.4            202.1             195.3
      Allowance for funds used during construction                              (3.2)            (5.0)             (6.5)
      Deferred income taxes                                                    (43.9)            30.8              57.4
      Extraordinary item                                                         -              195.0               -
      Impairment loss, net of tax                                            1,523.7              -                 -
Changes in assets and liabilities --
      Accounts and notes receivable                                             24.4            (19.4)            (52.2)
      Accrued unbilled revenue                                                   3.7             19.7             (16.9)
      Materials and supplies                                                   (15.1)            (5.4)             (2.1)
      Accounts payable                                                          (5.6)            26.4              46.8
      Deferred revenue                                                          87.4              -                 -
      Interest accrued and other, net                                           72.7             14.7              (5.4)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      268.0            368.3             407.4
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Construction expenditures                                                     (311.5)          (223.9)           (187.3)
Allowance for funds used during construction                                     3.2              5.0               6.5
Other investing activities                                                     (53.7)           (33.5)            (75.0)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (362.0)          (252.4)           (255.8)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Dividends on common stock                                                      (88.9)           (92.4)            (84.7)
Repurchase of common stock                                                     (49.1)           (90.4)              -
Reissuance of common stock                                                       0.8              -                 -
      Redemptions --
           Short-term debt                                                    (607.9)          (241.1)           (355.8)
           Long-term debt                                                     (188.3)          (160.8)           (153.7)
           Preferred stock of subsidiary                                           -            (39.0)            (29.5)
      Issuances --
           Short-term debt                                                     340.2            269.5             383.2
           Long-term debt                                                    1,186.5            250.0               -
           Preferred stock of subsidiary                                           -                -             100.0
           Common stock                                                            -                -               1.1
      Other financing activities                                               (14.2)            (3.3)              1.1
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                            579.1           (107.5)           (138.3)
-----------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                        485.1              8.4              13.3
Cash and cash equivalents at beginning of year                                  33.0             24.6              11.3
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $518.1            $33.0             $24.6
-----------------------------------------------------------------------------------------------------------------------



ILLINOVA CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
---------------------------------------------------------------------------------------------------------------------------

                                                                                                   (Millions of dollars)
---------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                       1998           1997            1996
                                                                                    As Restated
Balance at beginning of year                                                       $   51.7    $     233.0     $     129.6
Net income (loss) before dividends and carrying amount adjustments                 (1,559.7)         (69.1)          213.3
--------------------------------------------------------------------------------------------------------------------------
                                                                                   (1,508.0)         163.9           342.9
--------------------------------------------------------------------------------------------------------------------------
Less-
      Dividends-
          Preferred stock of subsidiary                                                19.9           21.7            22.6
          Common stock                                                                 88.1           90.7            86.6

Plus-
      Carrying amount over (under) consideration paid for redeemed
         preferred stock of subsidiary                                                  -              0.2            (0.7)
      Quasi-Reorganization adjustment (Note 2)                                      1,313.3            -               -
      Transfer from other paid-in capital to
          eliminate retained earnings deficit (Note 2)                                302.7            -               -
--------------------------------------------------------------------------------------------------------------------------
                                                                                    1,508.0         (112.2)         (109.9)
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                             $    -         $   51.7     $     233.0
--------------------------------------------------------------------------------------------------------------------------
See notes to  consolidated  financial  statements  which are an integral part of these statements.  Prior year restated to conform to new financial format.



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Illinova, a holding company, and its subsidiaries: IP, IGC, IEP, IIC, and IBE. IP is an electric and gas utility. IGC invests in energy supply projects and competes in the independent power market. IEP develops and markets energy-related services to the unregulated energy market and brokers and markets electric power and natural gas. IIC insures the risks of Illinova subsidiaries and risks related to or associated with their business enterprises. IBE was incorporated on February 23, 1998, to account for miscellaneous business activities not regulated by the ICC or the FERC and not falling within the business scope of other Illinova subsidiaries. See "Note 3 - Illinova Subsidiaries" for additional information.

   All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All transactions for Illinova's unregulated subsidiaries are included in the sections "Diversified Enterprises," "Interest Charges," "Income Taxes," and "Other Income and Deductions" in Illinova's Consolidated Statements of Income. Preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Actual results could differ from those estimates.

Clinton Impairment and Quasi-Reorganization: In December 1998, Illinova's and IP's Boards of Directors decided to exit the nuclear portion of the business by either sale or shutdown of Clinton. FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less cost to sell. Consequently, IP wrote off the value of Clinton and accrued Clinton-related exit costs, which resulted in an accumulated deficit in retained earnings.

   Illinova's and IP's Boards of Directors also voted in December 1998 to effect a quasi-reorganization. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating a company's assets and liabilities to their fair values, with the net amount of these adjustments added to or deducted from the deficit. Any remaining deficit in retained earnings is then eliminated by a transfer from paid-in capital, giving the company a "fresh start" with a zero balance in retained earnings.

     For  additional   information,   see  "Note  2  -  Clinton  Impairment  and
Quasi-Reorganization."

Regulation: IP is regulated primarily by the ICC, FERC, and the NRC. Prior to the enactment of P.A. 90-561, IP prepared its consolidated financial statements in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs they expect to recover through inclusion in future rates. In July 1997, the EITF concluded that application of FAS 71 accounting should be discontinued at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. The EITF further concluded that regulatory assets and liabilities that originated in the portion of the business being deregulated should be written off unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

   Because P.A. 90-561 provides for market-based pricing of electric generation services, IP discontinued application of FAS 71 for its generating segment in December 1997 when P.A. 90-561 was enacted. IP evaluated the regulatory assets and liabilities associated with its generation segment and determined that recovery of these costs was not probable through rates charged to transmission and distribution customers, i.e., the regulated portion of its business. In December 1997, IP wrote off generation-related regulatory assets and liabilities of approximately $195 million (net of income taxes). These net assets related to previously incurred costs expected to be recoverable through future revenues, including deferred Clinton post-construction costs, unamortized losses on reacquired debt, previously recoverable income taxes, and other generation-related regulatory assets. At December 31, 1998, the value of IP's non-nuclear generation facilities was $2.9 billion.

Illinova's  principal accounting  policies are:

Regulatory Assets: Regulatory assets represent probable future revenues to IP associated with certain costs that are expected to be recovered from customers through the ratemaking process. Significant regulatory assets are as follows:

(Millions of dollars)                               1998            1997

Unamortized losses on reacquired debt            $  40.1         $  32.3
Manufactured-gas plant
  site cleanup costs                             $  44.7         $  64.8
DOE decontamination and
  decommissioning fees                              --           $   6.3
Transition period cost recovery                  $ 457.3            --
Clinton decommissioning cost recovery            $  72.3            --


Utility Plant: The cost of additions to utility plant and replacements for retired property units is capitalized. Cost includes labor, materials, and an allocation of general and administrative costs, plus AFUDC as described below. Maintenance and repairs, including replacement of minor items of property, are charged to maintenance expense as incurred. When depreciable property units are retired, the original cost and dismantling charges, less salvage value, are charged to accumulated depreciation.

     After 1998's write-off of Clinton, costs which would have been considered capital additions at Clinton will be expensed. See "Note 2 - Clinton Impairment and Quasi-Reorganization."

Allowance for Funds Used During Construction: The FERC Uniform System of Accounts defines AFUDC as the net costs for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. AFUDC is capitalized as a component of construction work in progress by those business segments applying the provisions of FAS 71. In 1998, 1997, and 1996, the pre-tax rate used for all construction projects was 5.7%, 5.6%, and 5.8%, respectively. Although cash is not currently realized from the allowance, it is realized through the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. Non-regulated business segments capitalize interest under the guidelines in FAS 34, "Capitalization of Interest Cost."

Depreciation: For financial statement purposes, IP depreciates the various classes of depreciable property over their estimated useful lives by applying composite rates on a straight-line basis. In each of the years 1996 through 1998, the provision for depreciation was 2.8% of the average depreciable cost for Clinton. Provisions for depreciation for all other electric plant facilities were 2.3%, 2.8%, and 2.6% in 1998, 1997, and 1996, respectively. Provisions for depreciation of gas utility plant, as a percentage of the average depreciable cost, were 3.5% in 1998, 3.3% in 1997, and 3.9% in 1996.

     Depreciation of Clinton has been discontinued in 1999. See "Note 2 - Clinton Impairment and Quasi-Reorganization."

Amortization of Nuclear Fuel: IP leases nuclear fuel from the Fuel Company under a capital lease. Amortization of nuclear fuel (including related financing costs) is determined on a unit of production basis. A provision for spent fuel disposal costs is charged to fuel expense based on kwh generated. See "Note 5-- Commitments and Contingencies" for discussion of decommissioning and nuclear fuel disposal costs. See "Note 2 - Clinton Impairment and Quasi-Reorganization" for discussion of the effect of the Clinton impairment on nuclear fuel.

Unamortized Debt Discount, Premium, and Expense: Discount, premium, and expense associated with long-term debt are amortized over the lives of the related issues. Costs related to refunded debt for business segments applying the provisions of FAS 71 are amortized over the lives of the related new debt issues or the remaining life of the old debt if no new debt is issued. Costs related to refunded debt for the generating segment are expensed when incurred.

Revenue and Energy Cost: To more closely match revenues with expenses, IP records revenue for services provided but not yet billed. Unbilled revenues represent the estimated amount customers will be billed for service delivered from the time meters were last read to the end of the accounting period. Until August 1998, operating revenues included related taxes that had been billed to customers. In August 1998, the practice of including revenue-related taxes in operating revenues was discontinued for the electric portion of the business. Taxes included in operating revenues were $54 million in 1998, $71 million in 1997, and $68 million in 1996. The cost of gas purchased for resale is recovered from customers pursuant to the UGAC. Accordingly, allowable gas costs that are to be passed on to customers in a subsequent accounting period are deferred. The recovery of costs deferred under this clause is subject to review and approval by the ICC. Prior to March 1998, the costs of fuel for electric generation and purchased power costs were deferred and recovered from customers pursuant to the UFAC. On March 6, 1998, IP initiated an ICC proceeding to eliminate the UFAC in accordance with P.A. 90-561. A new base fuel cost recoverable under IP's electric tariffs was established, effective on the date of the filing. UFAC elimination prevents IP from automatically passing cost increases through to its customers and exposes IP to the risks and opportunities of cost fluctuations and operating efficiencies.

   Under UFAC, IP was subject to annual ICC audits of its actual allowable fuel costs. Costs could be disallowed, resulting in negotiations and/or litigation with the ICC. In 1998, IP agreed to settlements with the ICC which closed the audits for all previously disputed years. As a result of the settlements, IP electric customers are receiving refunds totaling $15.1 million in the first quarter of 1999. These refunds complete the process of eliminating the UFAC at IP.

Income Taxes: Deferred income taxes result from temporary differences between book income and taxable income and the tax basis of assets and liabilities on the balance sheet. The temporary differences relate principally to plant and depreciation.

     Prior to December 31, 1998, investment tax credits used to reduce federal income taxes had been deferred and were being amortized to income over the service life of the property that gave rise to the credits. As a result of
Illinova's decision to exit Clinton operations, all previously deferred investment tax credits associated with nuclear property were recorded as a credit to income at December 31, 1998. For further discussion of Clinton-related investment tax credits, see "Note 2 - Clinton Impairment and Quasi-Reorganization."

     Illinova and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the individual companies based on their respective taxable income or loss. See "Note 8 - Income Taxes" for additional discussion.

Preferred Dividend Requirements of Subsidiary: Preferred dividend requirements of IP reflected in the Consolidated Statements of Income are recorded on the accrual basis.

Earnings Per Share: Reconciliations of the income (loss) and number of shares for the basic and diluted EPS calculations are as follows:

(Millions of dollars)                1998            1997            1996

Net income (loss) before
  extraordinary item
  (basic and diluted)               $(1,579.5)       $  104.6         $ 190.3
Extraordinary item
  (basic and diluted)                    --          $ (195.0)           --
Net income (loss) applicable
  to common stock
  (basic and diluted)               $(1,579.5)       $  (90.4)        $ 190.3

Weighted average common
  shares for basic EPS             71,666,864      73,991,651      75,681,937

Effect of dilutive securities
  --stock options                      33,807           6,161          32,272

Adjusted weighted average
  common shares for
  diluted EPS                      71,700,671      73,997,812      75,714,209

Consolidated Statements of Cash Flows Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. Capital lease obligations not affecting cash flows increased by $5 million, $30 million, and $31 million during 1998, 1997, and 1996, respectively. Income taxes and interest paid are as follows:

                                                 Years ended December 31,

(Millions of dollars)                1998            1997            1996

Income taxes                      $  13.4         $  78.3         $  58.0
Interest                          $ 160.8         $ 145.3         $ 167.1

New Accounting Pronouncements: Implementation of a quasi-reorganization requires the adoption of any accounting standards that had not yet been adopted because their required implementation date had not occurred. All applicable accounting standards were adopted as of December 1998. For additional information, see "Note 2 - Clinton Impairment and Quasi-Reorganization."

     The FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. FAS 133 supersedes FAS 80, "Accounting for Futures Contracts," FAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and FAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 was adopted early in connection with the requirements for quasi-reorganization accounting. It did not have a significant impact on Illinova's 1998 financial statements. For additional information, see "Note 16 - Financial and Other Derivative Instruments."

     The EITF reached a final consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" in November 1998, effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 creates a distinction between energy trading and non-trading activities and establishes guidance for the accounting treatment of contracts used in energy trading activities. The EITF concluded that contracts involved in energy trading activities should be measured at fair value as of the balance sheet date with gains and losses included in earnings. EITF Issue 98-10 was adopted early in connection with the requirements for quasi-reorganization accounting. It did not have a significant impact on Illinova's 1998 financial statements. For additional information, see "Note 16 - Financial and Other Derivative Instruments."

     The Accounting Standards Executive Committee of the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998, effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, the nature of the costs incurred, not the timing of their occurrence, determines whether costs are capitalized or expensed. SOP 98-1 was adopted early in connection with the requirements for quasi-reorganization accounting. It did not have a significant impact on Illinova's 1998 financial statements.

     The Accounting Standards Executive Committee of the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" in April 1998, effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was adopted early in connection with the requirements for quasi-reorganization accounting. It did not have a significant impact on Illinova's 1998 financial statements.

     The FASB issued FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in February 1998, effective for periods beginning after December 15, 1997. FAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are not as useful as they were when they were originally adopted. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. Illinova has complied with the requirements of FAS 132. See "Note 13 - Pension and Other Benefits Costs."

NOTE 2 -- CLINTON IMPAIRMENT
AND QUASI-REORGANIZATION

In December 1998, Illinova's and IP's Boards of Directors voted to exit Clinton operations, resulting in an impairment of Clinton-related assets and accrual of exit-related costs. The impairment and accrual of costs resulted in a $1,523.7 million, net of income taxes, charge against earnings. Concurrent with the decision to exit Clinton, Illinova's and IP's Boards of Directors also voted to effect a quasi-reorganization, in which Illinova's consolidated accumulated deficit in retained earnings of $1,616.0 million was eliminated. A quasi-reorganization is an accounting procedure whereby a company adjusts its accounts to obtain a "fresh start." In a quasi-reorganization, a company restates its assets and liabilities to their fair value, adopts accounting pronouncements issued but not yet adopted, and eliminates any remaining deficit in retained earnings by a transfer from other paid-in capital.

Background
IP owns one nuclear generating station, Clinton, a 930-megawatt unit that represents approximately 20 percent of IP's generating capacity. Significant
Clinton write-offs have weakened earnings and led to a 10-year decline in Illinova's and IP's retained earnings balances. Clinton has not operated since September 1996. See "Note 4 - Clinton Power Station" for additional information.

     In December 1997, the State of Illinois enacted P.A. 90-561, legislation designed to introduce competition for electric generation service over a defined transition period. P.A. 90-561 creates uncertainty regarding IP's ability to recover electric generating costs and earn a reasonable rate of return on generating assets. Uncertainties about deregulated generation pricing in Illinois, coupled with IP's experience with nuclear operations, led management to several conclusions:

- Efficiency in nuclear operations can best be attained through scale, including ownership of multiple plants over which to spread costs and leverage talent and management systems.

-    Clinton requires disproportionate management attention.

- Success in a deregulated generation market will require generation cost efficiency.

   Beginning in late 1997 and continuing through 1998, Illinova's and IP's management prepared detailed evaluations of the expected shareholder value from various options related to Clinton. These analyses ultimately identified that either the sale or closure of Clinton would create more shareholder value than its continued operation. Management determined that this strategic decision would provide a fundamental change necessary for Illinova and IP to achieve success in the new environment of deregulation and competition.

   In anticipation of a possible decision to exit Clinton, IP submitted a letter to the SEC describing IP's proposed accounting for an impairment loss under the "assets to be disposed of" provisions of FAS 121. The letter also requested concurrence with IP's proposed accounting for a quasi-reorganization, whereby the fossil generation assets would be written up to their fair value simultaneous with recording the impairment loss for Clinton. In November 1998, the SEC confirmed that it would not object to IP's proposed accounting.

   In December 1998, Illinova's and IP's Boards of Directors voted to exit Clinton operations and proceed with the quasi-reorganization. The decision to implement the quasi-reorganization did not require the approval of shareholders.

   IP is pursuing potential opportunities to sell Clinton. However, substantial uncertainty exists with regard to the ability to convert any tentative agreement into an executable transaction. As a result, IP has accounted for the Clinton exit based on the expectation of plant closure as of August 31, 1999. See "Note 4 - Clinton Power Station" for additional information.


Clinton Impairment and Accrual of Exit Costs
Prior to impairment, the book value of Clinton plant, including construction work in progress, nuclear fuel, and material and supplies, net of accumulated depreciation, was $2,594.4 million. FAS 121 requires that assets to be disposed of be stated at the lower of their carrying amount or their fair value. The fair value of Clinton is estimated to be zero. This estimate is consistent with possible management decisions to sell or close Clinton. The adjustment of Clinton plant, nuclear fuel, and materials and supplies to fair value resulted in impairments of $1,385.6 million, $68.4 million, and $25.9 million, respectively, for a total impairment loss of $1,479.9 million, net of accumulated depreciation, income taxes, and ITC. Nuclear fuel and materials and supplies of $23.2 million remain on IP's books after the impairment, given management's expectation that such amounts will be consumed in 1999 prior to

Clinton's ultimate disposal. The impairment of Clinton plant, nuclear fuel, and materials and supplies was recognized as a charge to earnings. Consistent with Clinton's estimated fair value of zero and the provisions of FAS 121, depreciation of Clinton has been discontinued. Clinton depreciation expense was $94.4 million in 1998.

   Concurrent with the decision to exit Clinton operations, IP accrued the estimated cost to decommission the facility. Recognition of this liability, net of previously accrued amounts, resulted in a $293.5 million, net of income taxes, charge to earnings. This liability is based on the DECON method of decommissioning. The DECON method requires the prompt removal of radioactive materials from the site following the cessation of operations and results in significant expenditures in the early years of the decommissioning process. IP expects to complete decommissioning in 2028. The ultimate disposition of Clinton, as well as the decommissioning method chosen, could have a material impact on IP's ultimate decommissioning liability. See "Note 5 - Commitments and Contingencies."

   Also concurrent with the decision to exit Clinton operations, IP recorded $4.3 million, net of income taxes, of contract termination fees for nuclear fuel contracts and $46.5 million, net of income taxes, of costs to transition the plant from an operating mode to a decommissioning mode. In addition, IP recorded employee severance costs of $25.8 million, net of income taxes; pension curtailment benefits of $(7.2) million, net of income taxes; and other postretirement benefit costs of $.4 million, net of income taxes. See "Note 13
- Pension and Other Benefits Costs" for additional information. These costs were recognized as charges to earnings. Costs to transition the plant from an operating mode to a decommissioning mode and employee severance costs would be paid within 11 months of the expected plant closure date of August 31, 1999.

Regulatory Assets
P.A. 90-561 allows utilities to recover potentially non-competitive investment costs ("stranded costs") from retail customers during the transition period, which extends until December 31, 2006, with possible extension to December 31, 2008. During this period, IP is allowed to recover stranded costs through frozen bundled rates and transition charges from customers who select other electric suppliers.

   P.A. 90-561 contains floor and ceiling provisions for utilities' allowed ROE. During the transition period, a utility may request an increase in its base rates if its ROE falls below a specified minimum based on a prescribed test. Utilities are also subject to an overearnings test which requires sharing of earnings in excess of specified levels with customers. See "Note 5 -- Commitments and Contingencies" for additional information.

   In May 1998, the SEC staff issued interpretive guidance on the appropriate accounting treatment during regulatory transition periods for asset impairments and the related regulated cash flows designed to recover such impairments. The staff's guidance established that an impaired portion of plant assets identified in a state's legislation or rate order for recovery by means of a regulated cash flow should be treated as a regulatory asset in the separable portion of the enterprise from which the regulated cash flows are derived. Based on this guidance and on provisions of P.A. 90-561, IP recorded a regulatory asset of $275.9 million, net of income taxes, for the portion of its stranded costs deemed probable of recovery during the transition period. The regulatory asset was recognized as a credit to earnings, offsetting a portion of the Clinton impairment. Under P.A. 90-561, amortization of the regulatory asset is included in the overearnings test but is not included in the calculation for the floor test.

   IP also recorded a regulatory asset of $43.6 million, net of income taxes, reflecting probable future collections from customers of decommissioning costs. This regulatory asset was also recognized as a credit to earnings, offsetting a portion of the Clinton impairment. This regulatory asset is also based on P.A. 90-561, which allows for continued recovery of decommissioning costs over the originally anticipated 27-year remaining life of Clinton. See "Note 5 - Commitments and Contingencies" for additional information.

Revaluation of Assets and Liabilities
In conjunction with effecting its quasi-reorganization, IP reviewed its assets and liabilities to determine whether the book value of such items needed to be adjusted to reflect their fair value. IP determined that its fossil generation assets were not stated at fair value. With the help of a third-party consultant, management conducted an economic assessment of its fossil generation assets to determine their fair value. The assessment was based on projections of on-going operating costs, future prices for fossil fuels, and market prices of electricity in IP's service area.

   Management concluded that IP's fossil generation assets have a fair value of $2,867.0 million. This fair value was determined using the after-tax cash flows of the fossil assets. Prior to the quasi-reorganization, the fossil generation assets' book value, net of accumulated depreciation, was $631.7 million. The adjustment to fair value resulted in a write-up of $1,348.6 million, net of income taxes, which was recognized as an increase in retained earnings. The estimated amortization of the adjustment to fair value is $71 million in 1999.

   Illinova determined that the book value of its long-term debt required an adjustment to fair value of $3.7 million, net of income taxes. IP determined that the book value of its mandatorily redeemable preferred stock and long-term debt attributable to the generation portion of the business required an adjustment to fair value of $16.4 million, net of income taxes. These adjustments to fair value were recognized as decreases in retained earnings. The book value of current assets and liabilities equals fair value and therefore required no adjustments. IP's electric transmission and distribution assets and its gas distribution assets are still subject to cost-based rate regulation and therefore required no adjustment.

   In conjunction with effecting Illinova's quasi-reorganization, IGC and IEP reviewed their assets and liabilities and adjusted the book value of certain assets to fair value. These adjustments resulted in a net $5.7 million decrease in retained earnings.

Early Adoption of Accounting Pronouncements
As part of the quasi-reorganization, Illinova and its subsidiaries were required to adopt all existing accounting pronouncements. The following accounting pronouncements, which have future mandatory adoption dates, were adopted in connection with the quasi-reorganization:

-    FAS 133, "Accounting for Derivatives and Hedging Activities"

-    EITF 98-10, "Accounting for Energy Trading and Risk Management Activities"

- SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"

-    SOP 98-5, "Reporting on the Costs of Start-up Activities"

     The effect of adopting the accounting pronouncements was $9.5 million, net of income taxes, which was recognized as a direct charge to retained earnings. See "Note 1 - Summary of Significant Accounting Policies" and "Note 16 - Financial and Other Derivative Instruments."

Remaining Deficit in Retained Earnings
After the revaluation of other assets and liabilities to their fair value and the early adoption of accounting pronouncements, the accumulated deficit in retained earnings was $302.7 million, which was eliminated by a transfer from other paid-in capital.

   A summary of consolidated retained earnings and the effects of the Clinton impairment and quasi-reorganization on the retained earnings balance follows:

(Millions of dollars)

Retained  earnings at December  31, 1998,
  prior to Clinton  impairment and
  quasi-reorganization                                           $   (92.3)

Clinton impairment (charged)/credited to earnings:
  Clinton  plant, nuclear fuel, and materials
  and supplies*                                                   (1,479.9)
  Decommissioning costs, net of regulatory asset*                   (249.9)
  Other exit costs*                                                  (69.8)
                                                                  ---------
                                                                  (1,799.6)
  Transition period cost recovery*                                   275.9
                                                                  ---------
Total Clinton impairment                                          (1,523.7)
                                                                  ---------
Accumulated deficit in retained earnings                          (1,616.0)
                                                                  ---------
Quasi-reorganization (charged)/credited to retained earnings:
  Generation assets fair value  adjustment*                        1,348.6
  Mandatorily  redeemable  preferred stock and
    long-term debt fair value  adjustment*                           (20.1)
  Fair value adjustment of IGC and IEP investments                    (5.7)
  Early adoption of accounting  pronouncements*                       (9.5)
                                                                  ---------
 Total quasi-reorganization                                        1,313.3
                                                                  ---------
Retained earnings deficit at December 31, 1998                      (302.7)

Transfer from other paid-in capital                                  302.7
                                                                  ---------

Retained earnings balance at December 31, 1998,
  after quasi-reorganization                                         $ 0.0
                                                                  =========

*Amounts are net of income taxes.

     See "Note 1 - Summary of Significant Accounting Policies" for a discussion of other accounting issues.


NOTE 3 -- ILLINOVA SUBSIDIARIES

Illinova, a holding company, is the parent of subsidiaries IP, IGC, IEP, IIC, and IBE. IP has preferred shares outstanding, but its common stock is wholly owned by Illinova, as is the common stock of the other subsidiaries. IP is engaged in the generation, transmission, distribution, and sale of electric energy and the distribution, transportation, and sale of natural gas in the state of Illinois.

   IGC competes in the independent power market and invests in energy supply projects and power-producing facilities throughout the world, some operating and some under construction. The following table summarizes its investments in power-producing facilities:

                                   Year of       Fuel         Total   In-Service
Location                          Investment     Type          MW        Date

Domestic & England
  Teesside, England                  1993      Natural Gas    1875       1993
  Ferndale, Washington               1994      Natural Gas     245       1994
  Paris, Texas                       1994      Natural Gas     230       1989
  Cleburne, Texas                    1994      Natural Gas     258       1996
  Long Beach, California             1995      Natural Gas      70       1989
  Pepperell, Massachusetts           1995      Natural Gas      38       1995
  Joppa, Illinois                    1996        Coal         1015       1955
  Grimes County, Texas               1998      Natural Gas     830       2000

Latin America
  Puerto Cortez, Honduras            1994      Diesel           80      1994/95
  Old Harbour, Jamaica               1995      Diesel           74       1995
  Aguaytia, Peru                     1995      Natural Gas     155       1998
  Barranquilla, Colombia             1996      Natural Gas     400    1995/96/98
  Teleran, Costa Rica                1998        Wind           20       1995

Asia
  Zhejiang Province, China           1995        Coal           24       1996
  Balochistan, Pakistan              1996      Natural Gas     586       1999
  Hunan Province, China              1997        Coal           24       1999


   IGC's ownership interest totals 600 MW for the domestic and English plants, 290 MW for the Latin American plants, and 130 MW for the Asian plants. As of December 31, 1998, IGC has approximately $210 million invested in the 1,020 MW it owns. IGC's investments are primarily accounted for under the equity method.

   IGC has owned 50 percent of NAES since 1994, and in October 1998, IGC purchased the remaining 50 percent. NAES supplies a broad range of operations, maintenance, and support services to the worldwide independent power generation industry.

   At December 31, 1998, Illinova's net investment in IGC was $208 million.

   IEP focuses on the development and sale of energy and energy-related services primarily in the Midwestern and Western regions of North America. In the Western United States, IEP is one of the largest power marketers, purchasing and selling electricity in the wholesale market. In the Midwest, IEP has developed a retail natural gas business, serving industrial and commercial customers.

   IEP is aggressively growing its level of commercial and industrial (C&I) sales activity. The C&I business commenced in 1996, with sales increasing 300% in 1997 and increasing a further 500% in 1998.

   IEP develops and sells energy-related services designed to assist target customers in assessing current energy consumption patterns and to enable customers to reduce energy usage through increased efficiency by changing practices and upgrading equipment and facilities. IEP has also developed a series of energy-related information collection and analysis tools, collectively known as EQ services. These services include software that customers may utilize to conduct their own energy analysis as well as a service bureau that will perform these services along with bill consolidation for the customer. IEP is also involved in the project management and engineered solutions business to provide delivery capability for energy-related equipment and facilities improvements.

   IEP owns 50 percent of Tenaska Marketing Ventures, in partnership with Tenaska Marketing, Inc. Tenaska Marketing Ventures focuses on natural gas marketing in the Midwestern United States. IEP accounts for this investment under the equity method. In October 1998, IEP acquired a 51 percent ownership interest in EMC Gas Transmission Company, a retail gas marketer in Michigan. IEP consolidates the accounts of EMC Gas Transmission Company.

   During the period 1996 through 1998, IEP incurred total after-tax losses of $22.5 million associated with the wholesale power marketing business, including accrued after-tax losses of $7.7 million for contracts not settled. These losses were primarily related to a single three-year transaction entered into prior to 1998, which is now fully hedged. See "Note 5 - Commitments and Contingencies" for information about IEP contingencies.

   IIC is a captive insurance company whose primary business is to insure the risks of the subsidiaries of Illinova and risks related to or associated with their business enterprises. In 1998, IIC insured certain risks of IP for premiums of $5.3 million.

   IBE was incorporated in 1998 to account for miscellaneous business activities not regulated by the ICC or the FERC and not falling within the business scope of other Illinova subsidiaries.

NOTE 4 -- CLINTON POWER STATION

Clinton Operations
Clinton was placed in service in 1987 and represents approximately 20% of IP's installed generation capacity. Clinton has not operated since September 1996, when a leak in a recirculation pump seal caused IP operations personnel to shut down the plant.

   In January 1997, the NRC named Clinton among plants having a trend of declining performance and, in January 1998, placed Clinton on its "Watch List" of nuclear plants that require additional regulatory oversight.

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

   In November 1998, a resource-loaded integrated schedule was developed which identified work to be completed prior to restart. This schedule indicated that restart of the plant would occur in the spring of 1999. As of early March, work on the schedule has generally occurred as planned with restart still expected in the spring of 1999.

     Public meetings with the NRC to review remaining restart issues are occuring approximately every two or three weeks. Major on-site NRC inspections to evaluate key plant areas were initiated in February and are still in progress.

Transfer of Soyland's Ownership Share to IP
For discussion of the transfer of Soyland's  ownership  share to IP, see "Note 7
- Facilities Agreements."

Clinton Cost and Risks
IP's Clinton-related costs represented 41% of Illinova's total 1998 other operating and maintenance expenses. Clinton's equivalent availability was 0% for 1998 and 1997 and 66% for 1996.

   Currently, commercial reprocessing of spent nuclear fuel is not allowed in the United States. The NWPA was enacted to establish a government policy on disposal of spent nuclear fuel and/or high-level radioactive waste. Although the DOE has failed to comply with its obligation under the NWPA to provide spent nuclear fuel retrieval and storage by 1998, IP has on-site underwater storage capacity that will accommodate its spent fuel storage needs for approximately 10 years. IP is currently an equity partner with seven other utilities in an effort to develop a private temporary repository. A spent fuel storage license was filed with the NRC in 1997, initiating a process which will take the NRC up to three years to complete. Safe, dry, on-site storage is technologically feasible but is subject to licensing and local permitting requirements, for which there may be effective opposition. See "Note 5 - Commitments and Contingencies" for additional information.

   Ownership  of a nuclear  generating  unit  exposes IP to  significant  risks, including increased and changing regulatory, safety and environmental requirements, and the uncertain future cost of closing and dismantling the unit.

Exiting the Nuclear Business
In December 1998, Illinova's and IP's Boards of Directors voted to exit the nuclear business by selling Clinton or closing it permanently. IP has entered into discussions with parties interested in purchasing Clinton. Principal concerns of interested parties are plant restart, funding the decommissioning liability, terms of any purchase agreement for power generated by Clinton including the length of the agreement and price of the electricity sold, market price projections for electricity in the region, property tax obligations of the purchaser, and income tax issues. These concerns create substantial uncertainty with regard to the ability to convert any tentative agreement into an executable transaction. In light of these significant uncertainties with respect to IP's ability to sell Clinton, IP is preparing to permanently decommission the facility. See "Note 5 - Commitments and Contingencies" and "Note 2 - Clinton Impairment and Quasi-Reorganization" for additional information.


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

Commitments
Illinova estimates that it will spend approximately $370 million for construction expenditures for IP in 1999. IP construction expenditures for the period 1999 through 2003 are expected to total about $1.2 billion. With the planned sale or shutdown of Clinton, no nuclear construction is included in the above estimates. Nuclear construction will be expensed. In addition, in March 1999, IP will be required to deposit $62 million in cash with the Fuel Company Trustee for noteholders and take title to the partially depleted nuclear fuel in the reactor at Clinton. Additional expenditures may be required during this period to accommodate transitional expenditures related to a competitive environment, environmental compliance costs and system upgrades, which cannot be determined at this time.

   Illinova's capital expenditures for 1999 through 2003, in addition to IP construction expenditures, are expected to include $592 million for mandatory debt retirement and approximately $600 million target level for investment opportunities by the non-regulated subsidiaries. In addition, IPSPT has long-term debt maturities of $86.4 million in each of the above years.

     In addition, IP has substantial commitments for the purchase of coal and coal transportation under long-term contracts. Estimated coal contract commitments for 1999 through 2003 are $664 million (excluding price escalation provisions). Total coal purchases were $210 million in 1998, $181 million in 1997, and $184 million in 1996. IP has contracts with various natural gas suppliers and interstate pipelines to provide natural gas supply, transportation, and leased storage. Estimated committed natural gas, transportation, and leased storage costs for 1999 through 2003 total $81 million. Total natural gas purchased was $157 million in 1998, $185 million in 1997, and $207 million in 1996. IP anticipates that all gas-related costs will be recoverable under IP's UGAC. See the subcaption "Fuel Cost Recovery" below for discussion of the UFAC. IP has accrued contract cancellation fees of $7.1 million to cover minimum purchase commitments under uranium procurement, conversion, and enrichment contracts. For more information, see "Note 2 - Clinton Impairment and Quasi-Reorganization." IP is committed to purchase approximately $9 million of emission allowances in 1999 and has contingent commitments for up to $5.5 million in additional 1999 emission allowances purchases, depending on whether certain options are exercised.

Fuel Cost Recovery: On March 6, 1998, IP initiated an ICC proceeding for elimination of the UFAC. This established a new base fuel cost recoverable under IP's electric tariffs which includes a component for recovery of fuel costs, but not a direct pass-through of such costs. Elimination of the UFAC exposes IP to the risks and opportunities of market price volatility and operating efficiencies. By eliminating the UFAC, IP eliminated exposure for potential disallowed fuel and purchased power costs for the periods after December 31, 1996. Whether electric energy production costs will continue to be recovered depends on a number of factors, including the number of customers served, demand for electric service, and changes in fuel cost components. Furthermore, IP's base electric rates to residential customers were reduced beginning in August 1998 and certain customers will be free to choose their electric generation suppliers beginning in October 1999. These variables will be influenced, in turn, by market conditions, availability of generating capacity, future regulatory proceedings, and environmental protection costs, among other things. IP's electric customers are receiving refunds totaling $15.1 million during the first quarter of 1999 related to fuel cost disallowances as the final phase of the elimination of the UFAC. These refunds close the ICC review process related to the UFAC cost pass-through for the years 1989, 1994, 1995, and 1996.

Utility Earnings Cap: P.A. 90-561 also contains floor and ceiling provisions regarding ROE. During the transition period ending in 2006 (or 2008 at the option of the utility), a utility may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average for the same two years of the monthly average yields of 30-year U.S. Treasury bonds. Conversely, if during the transition period the two-year average of its earned ROE exceeds the two-year average for the same two years of the monthly average yields of the 30-year U.S. Treasury bonds for annual periods ending September 30, plus 5.5% in 1999 or 6.5% in 2000 through 2004, the utility must refund to customers 50 percent of the "overearnings." Regulatory asset amortization is included in the calculation of ROE for the ceiling, or overearnings, test but is not included in the calculation for the floor test.

Insurance: IP maintains insurance for certain losses involving the operation of Clinton. For physical damage to the plant, IP purchases $1.6 billion of insurance coverage from an industry-owned mutual insurance company. In the event of a major nuclear accident with an estimated cost of reactor stabilization and site decontamination exceeding $100 million, NRC regulations require that insurance proceeds be dedicated and used first to return the reactor to and maintain it in a safe and stable condition and second to decontaminate the reactor station site. Coverage is provided for a shortfall in the Decommissioning Trust Fund if premature decommissioning of the reactor is required due to an accident. If insurance limits are not exhausted by the above coverages, the remaining coverage is applied to property damage and a portion of the value of the undamaged property. If a major nuclear accident occurred at Clinton, claims for property damage and other costs could exceed the limits of current or available insurance coverage.

   IP purchases business interruption coverage through the industry-owned mutual insurance company. After a 17-week waiting period, the insurance provides coverage if Clinton is out of service due to an accidental property damage loss. Thereafter, the insurance provides weekly indemnity for up to 162 weeks. Total coverage from this business interruption insurance, if Clinton were out of service for the entire 162 weeks, would be $223.8 million. Multiple major losses covered under the current property damage and business interruption insurance coverages involving Clinton or other stations insured by the industry-owned mutual insurance company could result in retrospective premium assessments up to $11.6 million. IP is not collecting any business interruption insurance payments for Clinton.

   All U.S. nuclear reactor licensees are subject to the Price-Anderson Act which currently limits public liability for a nuclear incident to $9.7 billion. Private insurance covers the first $200 million. Retrospective premium assessments against each licensed nuclear reactor in the United States provide excess coverage. Currently, the liability to these nuclear reactor licensees for such an assessment would be up to $88.1 million per incident, not including any premium taxes assessed by the State of Illinois which may be applicable, payable in annual installments of not more than $10 million.

   As a licensee of a commercial nuclear power plant in the United States, IP is required to maintain financial protection to cover claims of certain nuclear workers. Prior to January 1998, IP met this requirement with insurance purchased under a Master Worker Policy. On January 1, 1998, a new insurance policy was issued that applies to claims first reported on or after January 1, 1998. This policy has a limit of $200 million (reinstated annually if certain conditions are met) for radiation injury claims against IP or other licensees who are insured by this policy. If these claims exceed the $200 million limit of primary coverage, the SFP provisions of the Price-Anderson Act would apply. Since reserves for outstanding claims under former policies would be insufficient and certain claims may still be made under former policies due to a discovery period, IP could be assessed under these former policies along with the other policyholders. IP's share could be up to $3.1 million in any one year.

   IP may be subject to other risks that are not insurable, or its insurance coverage to offset the various risks may be insufficient to meet potential liabilities and losses. There is no assurance that IP will be able to maintain insurance coverage at its present level. Under those circumstances, such losses or liabilities could have a material adverse effect on Illinova's and IP's financial positions.

     If  Clinton  is  sold,  the  purchaser  will  assume  the   decision-making
responsibilities for securing required insurance coverages.

     If Clinton is decommissioned, IP will work jointly with the regulators to modify its nuclear insurance program to reflect decommissioned plant status. Nuclear property insurance will initially be reduced to the Property Rule's minimum coverage limits of $1.06 billion. IP will proceed with filing a waiver of the Property Rule's minimum insurance requirements which will reflect the maximum probable decontamination event applicable to the decommissioned plant. Regulations require any licensed plant to continue its purchase of full nuclear liability limits and participation in the SFP program for a specified period following shutdown or until decay heat removal capacity is reduced to acceptable levels. IP will consider requesting a waiver to suspend participation in the SFP program and reduce the level of liability insurance limits. Since business interruption coverage is optional, IP will review the value of continuing this coverage and adjust accordingly.

Decommissioning and Nuclear Fuel Disposal: IP is responsible for the costs of decommissioning Clinton and for spent nuclear fuel disposal costs. In May 1997, consistent with IP's assumption of all of Soyland's ownership obligations of Clinton, Soyland's nuclear decommissioning trust assets of approximately $6 million were transferred to IP.

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

   External decommissioning trusts, as prescribed by Illinois law and authorized by the ICC, accumulate funds for the future decommissioning of Clinton based on the expected service life of the plant. Decommissioning funds are recorded as assets on the balance sheet. Beginning in 1999, IP will recognize earnings and expenses of the trust on the income statement as they occur. The trust summary is as follows:

                                                       Years Ended December 31,

(Millions of dollars)                 1998            1997            1996

Market value,
  beginning of period               $  62.5          $ 41.4          $ 32.7
Company contributions                   6.5             5.3             3.9
Appreciation in market value           15.1            15.8             4.8

Market value, end of period         $  84.1          $ 62.5          $ 41.4

   In December 1998, Illinova's and IP's Boards of Directors voted to exit Clinton operations which resulted in an impairment of Clinton-related assets and accrual of exit-related costs. As a result of the decision to exit Clinton operations, IP accrued the estimated cost to decommission the facility. IP recognized the present value of the decommissioning liability for Clinton not previously accrued, in the amount of $293.5 million, net of income taxes. IP also recorded a regulatory asset for the present value of the estimated future collections from customers for decommissioning costs in the amount of $43.6 million, net of taxes. A discount rate of 5.10%, the 30-year Treasury bond rate at December 31, 1998, was used to calculate the regulatory asset and decommissioning liability. The ultimate disposition of Clinton, as well as the decommissioning method chosen, could have a material impact on the total decommissioning liability.

   If Clinton is closed, the estimated decommissioning expenditures under the DECON method for the next five years are $376.2 million. IP currently has $84 million in decommissioning trust funds and would expect this amount to be used, as well as $37 million in additional collections from customers, including interest on the trust, during this time period. In addition, IP will need to fund approximately $255 million from other sources. The estimated decommissioning expenditures to be incurred are as follows:

                                           (Millions of dollars)

1999                                              $  21.0
2000                                                 63.9
2001                                                 79.3
2002                                                105.0
2003                                                107.0
  Thereafter                                        405.8

Total estimated liability                           782.0
Discount at 5.10%                                   214.6

Total discounted liability                        $ 567.4

     Under the NWPA, the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill ($0.001) per net kwh (one dollar per MWH) generated and sold for future disposal of spent fuel. IP is recovering these charges through rates. In 1996, at the request of nuclear-owning utilities and state regulatory agencies, the District of Columbia Circuit Court of Appeals issued an order confirming DOE's unconditional obligation to take responsibility for spent nuclear fuel commencing in 1998. The DOE argued that it had no such obligation because of its inability to site and license a permanent repository. Notwithstanding this decision, which the DOE did not appeal, the DOE has indicated to all nuclear utilities that it will experience delay in performance. The impact of any such delay on IP will depend on many factors, including the duration of such delay and the cost and feasibility of interim, on-site storage. Nuclear plant owners and others are pursuing litigation against DOE at the D.C. Circuit Court of Appeals, the Federal Court of Claims, federal district court, and in administrative proceedings. These lawsuits are focused on establishing DOE liability for damages caused by its failure to perform, the scope of those damages, and other remedies. IP is participating in such litigation before the D.C. Circuit Court of Appeals. To date, the unconditional nature of DOE's obligation has been upheld but no court has yet quantified damages or ordered specific performance. The outcome of these lawsuits is uncertain. See "Note 4 - Clinton Power Station" for additional information.

Power Supply and Reliability: Electricity was in short supply during the 1998 summer cooling season because of an unusually high number of plant outages in the Midwest region. IP bought generation and transmission capacity to prevent firm load curtailment and took additional steps to avoid power outages, including upgrading transmission lines and equipment, readying emergency procedures, and returning to service five units that had been in cold shutdown. Expenses incurred as a result of the shortage have had a material adverse impact on Illinova and IP.

     The electric energy market experienced unprecedented prices for power purchases during the last week of June 1998. IP's power purchases for 1998 were $517 million higher than 1997 due to summer price spikes resulting in a $274 million increase in power purchased, additional purchases of $215 million to serve increased volumes of interchange sales, and market losses of $28 million recorded on forward power purchase and sales contracts as part of the wholesale trading business. Income from interchange sales was $382 million higher than in 1997 due to increased sales volumes and higher prices. Although IP's margin on volumes between 1998 and 1997 resulted in IP being a net seller, higher prices resulted in a $135 million net purchase margin. For more information, see subcaption below titled "IP Wholesale Energy Markets" and "Note 16 - Financial and Other Derivative Instruments."

     IP expects to have in excess of 400 MW of additional generation on line for the summer of 1999. This includes approximately 235 MW from five oil-fired units which were brought up from cold shutdown during the summer of 1998 and 176 MW from four natural gas turbines that IP plans to install before the summer of 1999. Total cost for the two projects is estimated at $87 million. IP also plans to refurbish nine gas turbines already in service at a cost of $13 million. At an October 1998 public ICC proceeding on reliability, IP said that even though it expects Clinton to be available by summer 1999, for purposes of advance coverage of anticipated summer demand it is assuming Clinton will not be operating. However, IP expects to have sufficient generating capacity to serve firm load during the periods of peak summer demand using demand-side and supply-side initiatives taken in response to the 1998 regional supply crisis. If generation is lost or demand is at unprecedented levels, firm load could be curtailed. In addition, the restructuring of the Soyland PCA agreement is also expected to free up an additional 287 MW of capacity. For more information, see "Note 7 - Facilities Agreements" concerning the Soyland PCA.

IP Wholesale Energy Markets: IP buys and sells electricity in markets throughout the United States. In the normal course of business, IP incurs price exposure on the electricity bought or sold. Where the markets allow, IP will hedge such exposure through the use of electricity futures, forward, and option contracts with qualified counterparties. In 1998, market losses of approximately $33 million were recorded in connection with these agreements based on forward market prices. Of this amount, approximately $28 million was charged to purchased power. The remaining $5 million resulted from the early adoption of

FAS 133 and was accounted for as part of the quasi-reorganization. The ultimate financial impact of these contracts will depend primarily on wholesale prices and IP's system availability. If system availability is limited and market conditions cause wholesale prices to rise to the levels seen in 1998, IP could incur significant costs to meet its wholesale contract obligations. For more information, see "Note 1 - Summary of Significant Accounting Policies," subcaption New Accounting Pronouncements and "Note 2 - Clinton Impairment and Quasi-Reorganization."

Environmental Matters
Clean Air Act: IP continues to purchase emission allowances to comply with the SO2 emission reduction requirements of Phase I (1995-1999) of the Acid Rain Program (Title 4) of the 1990 Clean Air Act Amendments (CAAA). An emission allowance is the authorization by the U.S. EPA to emit one ton of SO2. The ICC approved IP's Phase I Acid Rain Compliance Plan in September 1993, and IP is continuing to implement that plan. IP has acquired sufficient emission allowances to cover more than 70 percent of its anticipated needs for 1999 and expects to purchase the remainder on the spot market. Baldwin and Hennepin are switching from high-sulfur Illinois coal to low-sulfur Wyoming coal to attain compliance with Phase II (2000 and beyond) of the Acid Rain SO2 provisions of the CAAA. The cost to convert Baldwin and Hennepin is estimated to be $125 million.

   To comply with the Phase I NOx emission reduction requirements of the acid rain provisions of the Clean Air Act, IP installed low-NOx burners at Baldwin Unit 3 and Vermilion Unit 2. On November 29, 1994, the Phase I NOx rules were remanded to the U.S. EPA. On April 13, 1995, the U.S. EPA reinstated, with some modifications, the Phase I NOx rules effective January 1, 1996. IP was and continues to be positioned to comply with these revised rules without additional modifications to any of its generating plants.

   The U.S. EPA issued revised Phase II NOx emission limits on December 10, 1996. IP has prepared a Phase II Compliance Plan. Capital expenditures for IP's NOx Compliance Plan are expected to total $118 million when the project is complete in early 2000. Approximately $58 million was spent through the end of 1998. The majority of this investment is for installation of SCR equipment on Baldwin Units 1 and 2. This work is being done in conjunction with replacement of the air heaters on these units.

     In addition, regulators are continuing to finalize rulemaking to comply with current federal air quality standards for ozone. On October 27, 1998, the U.S. EPA finalized air pollution rules that will require substantial reductions of NOx emissions in Illinois and 21 other states. This rule will require the installation of NOx controls by May 2003, with each Illinois utility's exact reduction requirement to be specified in 1999. Preliminary estimates of the capital expenditures needed in 2000 through 2003 to comply with these new NOx limitations are $90 million to $140 million. The legality of this proposal, along with its technical feasibility, is being challenged by a number of states, utility groups, and utilities, including IP.

Global  Warming:  In  December  1997,   international   negotiations  to  reduce
greenhouse gas emissions concluded with the adoption of the Kyoto Protocol. This

Protocol requires the United States to reduce greenhouse gas emissions to 7 percent below 1990 levels during the years 2008 through 2012 and to make further reductions thereafter. Before it can take effect, this Protocol must be ratified by the U.S. Senate. However, U.S. Senate Resolution 98, which passed 95-0 in July 1997, says the Senate would not ratify an agreement that fails to involve all countries or would damage the economy of the United States. Since the Protocol does not contain key elements that Senate Resolution 98 specifies are necessary, ratification will be a major political issue. It is anticipated that a ratification vote will be delayed until the current administration decides whether it can meet the provisions of Senate Resolution 98.

   IP will face major changes in the way it generates electricity if the Kyoto Protocol is ratified or if the Protocol's reduction goals are incorporated into other environmental regulations. IP would have to repower some generating units and change from coal to natural gas in other units to reduce greenhouse gas emissions. IP estimates that compliance with these proposed regulations may require significant capital outlays and annual operating expenses which could have a material adverse impact on Illinova and IP.

Manufactured-Gas Plant: IP's estimated liability for MGP site remediation is $61 million. This amount represents IP's current estimate of the costs it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites.

   In October 1995, to offset some of the burden imposed on its customers, IP initiated litigation against a number of its insurance carriers. As of June 1998, settlements or settlements in principle have been reached with all 30 of the carriers. Settlement proceeds recovered from the carriers will offset a significant portion of the MGP remediation costs and will be credited to customers through the tariff rider mechanism which the ICC has previously approved. Cleanup costs in excess of insurance proceeds will be fully recovered from IP's transmission and distribution customers.

Electric and Magnetic Fields: The possibility that exposure to EMF emanating from power lines, household appliances, and other electric sources may result in adverse health effects continues to be the subject of litigation and governmental, medical, and media attention. Litigants have also claimed that EMF concerns justify recovery from utilities for the loss in value of real property adjacent to power lines, substations, and other such sources of EMF. The number of EMF cases has declined as national and international science commission studies have failed to confirm EMF health risks. Additional research is being conducted. On July 3, 1997, President Clinton signed legislation extending the National EMF Research and Public Information Dissemination Program through 1998. Research results, policy decisions, and public information developments will continue into 1999. It is too soon to tell what impact, if any, these actions may have on IP's and Illinova's consolidated financial positions.

Other
Legal Proceedings: IP is involved in legal or administrative proceedings before various courts and agencies with respect to matters occurring in the ordinary course of business, some of which involve substantial amounts of money.

Management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position or the results of operations.

Accounts Receivable: IP sells electric energy and natural gas to residential, commercial, and industrial customers throughout Illinois. At December 31, 1998, 59%, 24%, and 17% of "Accounts receivable -- Service" were from residential, commercial, and industrial customers, respectively. IP maintains reserves for potential credit losses and such losses have been within management's expectations. The reserve for doubtful accounts remained at $5.5 million in 1998.

Contingencies

Soyland: For more information, see "Note 7 - Facilities Agreements" for discussion of Soyland contingencies.

Nuclear Fuel Lease: For more information, see "Note 9 - Capital Leases" for discussion of contingencies related to IP's nuclear fuel lease.

Internal Revenue Service Audit: The Internal Revenue Service is currently auditing IP's federal income tax returns for the years 1994 through 1997. At this time, the outcome of the audit cannot be determined. Management does not expect that the results will have a material adverse effect on IP's and Illinova's consolidated financial positions or results of operations. For a detailed discussion of income taxes, see "Note 8 - Income Taxes."

Illinova Energy Partners, Inc.: IEP buys and sells electricity in the Western United States. In the normal course of business, IEP incurs price exposure on the electricity bought or sold. Where the market allows, IEP hedges such exposure through the use of electricity futures contracts or through swaps with qualified counterparties. The aggregate notional value, fair value, and unrealized gain and losses related to futures contracts outstanding at December 31, 1998, are immaterial. In addition, IEP considers the risk of counterparty non-performance to be remote.

   At December 31, 1998, IEP had electricity sales and purchase contracts which exposed the company to approximately $87,000 of financial risk as a result of price volatility. For the year ended December 31, 1998, IEP has accrued losses of $12.7 million (before taxes).

   Illinova provides credit support for IEP, EMC Gas Transmission Company, and Tenaska Marketing Ventures up to an aggregate limit of $80 million. The level of credit support utilized at December 31, 1998, was $64.8 million. See "Note 3 - Illinova Subsidiaries" for additional information about IEP.


NOTE 6 -- LINES OF CREDIT AND SHORT-TERM LOANS

IP has total lines of credit represented by bank commitments amounting to $354 million, all of which were unused at December 31, 1998. These lines of credit are renewable in May 1999, November 1999, and May 2002. These bank commitments support the amount of commercial paper outstanding at any time, limited only by the amount of unused bank commitments, and are available to support IP activities. At December 31, 1998, the level of IP short-term debt was significantly lower than historical levels due to using the December securitization proceeds to redeem commercial paper and short-term borrowings. This level is expected to increase as funds are expended to redeem long-term debt and equity. Illinova's total lines of credit represented by bank commitments amount to $110 million, of which all was unused at December 31, 1998. Illinova's letters of credit total $32.9 million at December 31, 1998.

   IP pays facility fees up to .10% per annum on $350 million of the total lines of credit, regardless of usage. The interest rate on borrowings under these agreements is, at IP's option, based upon the lending banks' reference rate, their Certificate of Deposit rate, the borrowing rate of key banks in the London interbank market, or competitive bid.

   IP has letters of credit capacity totaling $201 million, all of which were undrawn at December 31, 1998. IP pays fees up to .95% per annum on the undrawn amount of credit. On February 12, 1999, IP acquired an additional letter of credit for $30 million with a .425% per annum fee on the undrawn amount of credit.

   In addition, IP and the Fuel Company each have a short-term financing option to obtain funds not to exceed $30 million. IP and the Fuel Company pay no fees for this uncommitted facility and funding is subject to availability upon request.

   Illinova had no borrowings against its lines of credit at December 31, 1998. For the years 1998, 1997, and 1996, Illinova (including IP) had short-term borrowings consisting of bank loans, commercial paper, extendible floating rate notes, and other short-term debt outstanding at various times as follows:


(Millions of dollars, except rates)       1998            1997            1996

Short-term borrowings
  at December 31,                       $ 147.6         $ 415.3         $ 387.0

Weighted average interest
  rate at December 31,                     6.0%            6.1%            5.8%

Maximum amount outstanding
  at any month end                      $ 370.9         $ 415.3         $ 387.0

Average daily borrowings
  outstanding during
  the year                              $ 321.0         $ 298.5         $ 261.9

Weighted average interest
  rate during the year                     5.7%            5.8%            5.7%


NOTE 7 -- FACILITIES AGREEMENTS

On March 13, 1997, the NRC issued an order approving transfer to IP of the Clinton operating license related to Soyland's 13.2% ownership obligations in connection with the transfer from Soyland to IP of all of Soyland's interest in

Clinton pursuant to an agreement reached in 1996. Soyland's title to the plant and directly related assets such as nuclear fuel were transferred to IP on May 1, 1997. Soyland's nuclear decommissioning trust assets were transferred to IP on May 19, 1997, consistent with IP's assumption of all of Soyland's ownership obligations, including those related to decommissioning.

   FERC approved an amended PCA between Soyland and IP in July 1997. The amended PCA obligates Soyland to purchase all of its capacity and energy needs from IP for at least 10 years. The amended PCA provides that a contract cancellation fee will be paid by Soyland to IP in the event that a Soyland member terminates its membership in Soyland. In May 1997, three distribution cooperative members terminated their membership by buying out of their respective long-term wholesale power contracts with Soyland. This action resulted in Soyland paying a fee of $20.8 million to IP in June 1997 to reduce its future base capacity charges. Fee proceeds of $2.9 million were used to offset IP's costs of acquiring Soyland's share of Clinton, and the remaining $17.9 million was recorded as interchange revenue. In December 1997, Soyland signed a letter of intent to pay in advance the remainder of its base capacity charges in the PCA, approximately $70 million. Soyland received the necessary financing and regulatory approvals in the second quarter of 1998. IP received $30 million and $40 million from Soyland during the first and second quarter of 1998, respectively. The prepayment was deferred and is being recognized as interchange revenue evenly over the initial term of the PCA, September 1, 1996, through August 31, 2006. In December 1998, Soyland and IP signed an agreement to restructure the PCA in which IP acts as an agent for Soyland in obtaining and scheduling power and energy and related transmission from other parties. The two parties intend to establish a final agreement in March 1999.


NOTE 8 -- INCOME TAXES

Deferred tax assets and liabilities were comprised of the following:

                                               Balances as of December 31,
(Millions of dollars)                                1998            1997

Deferred tax assets:
Current:
  Misc. book/tax recognition differences           $    9.2         $  11.2

Noncurrent:
  Depreciation and other property related             150.4            46.2
  Alternative minimum tax                             140.5           156.8
  Unamortized investment tax credit                    18.1           116.9
  Misc. book/tax recognition differences              389.7            51.9
                                                      698.7           371.8

    Total deferred tax assets                      $  707.9         $ 383.0


Deferred tax liabilities:
Current:
  Misc. book/tax recognition differences           $     .1        $     .9

Noncurrent:
  Depreciation and other property related           1,292.8         1,348.0
  Misc. book/tax recognition differences              240.7            (7.1)
                                                    1,533.5         1,340.9

    Total deferred tax liabilities                 $1,533.6        $1,341.8

     Income taxes included in the Consolidated Statements of Income consist of the following components:

                                                    Years Ended December 31,
(Millions of dollars)                     1998        1997            1996

Current taxes                         $    3.4     $  70.3         $  64.7

Deferred taxes--
  Property related differences           (30.0)        8.8            70.6
  Alternative minimum tax                 16.4        41.7             1.1
  Gain/loss on reacquired debt             3.4          .4            (1.6)
  Clinton plant impairment              (982.8)        --              --
  Enhanced retirement
    and severance                          --           .5             2.6
  Misc. book/tax recognition
    differences                          (27.2)      (34.1)           (2.2)
  Investment tax credit                   (8.3)       (7.3)           (7.3)
  Investment tax credit --
    Clinton plant impairment            (160.4)        --              --

      Total deferred taxes            (1,188.9)       10.0            63.2

Total income taxes from
  continuing operations              $(1,185.5)    $  80.3        $  127.9

Income tax--
  Extraordinary item
    Current tax expense                    --        (17.8)            --
    Deferred tax expense                   --       (100.2)            --

      Total extraordinary item             --       (118.0)            --

Total income taxes                   $(1,185.5)    $ (37.7)       $  127.9

     The reconciliations of income tax expense to amounts computed by applying the statutory tax rate to reported pretax income from continuing operations for the period are set out below:

                                                     Years Ended December 31,

(Millions of dollars)                      1998            1997          1996

Income tax expense at the
  federal statutory tax rate         $   (898.3)        $ 64.7          $ 111.4

Increases/(decreases) in taxes
resulting from--
  State taxes,
    net of federal effect                (198.5)           8.7             11.4
  Investment tax credit
    amortization                           (8.3)          (7.3)            (7.3)
Clinton plant impairment                  (85.4)           --               --
Depreciation not normalized                 4.4           11.3              9.4
Preferred dividend
  requirement of subsidiary                 1.0            1.7              2.5
Other--net                                  (.4)           1.2               .5

Total income taxes from
  continuing operations              $(1,185.5)         $ 80.3          $ 127.9

     Combined federal and state effective income tax rates were 42.9%, 43.4%, and 40.2% for the years 1998, 1997, and 1996, respectively.

   Illinova is subject to the provisions of the Alternative Minimum Tax System. As a result, Illinova has an Alternative Minimum Tax credit carryforward at December 31, 1998, of approximately $140.5 million. This credit can be carried forward indefinitely to offset future regular income tax liabilities in excess of the tentative minimum tax.

   The Internal Revenue Service is currently auditing Illinova's consolidated federal income tax returns for the years 1994 through 1997. At this time, the outcome of the audit cannot be determined; however, the results of the audit are not expected to have a material adverse effect on Illinova's consolidated financial position or results of operations.

     The tax  effect of the  Clinton  impairment  and  quasi-reorganization  are
included  in  the  above  amounts.   See  "Note  2  -  Clinton   Impairment  and
Quasi-Reorganization" for additional information.

   Because of the passage of P.A. 90-561 in 1997, IP's electric generation business no longer meets the criteria for application of FAS 71. As required by FAS 101, "Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71," the income tax effects of the write-off of regulatory assets and liabilities related to electric generation are reflected in the extraordinary item for the cumulative effect of a change in accounting principle.

NOTE 9 -- CAPITAL LEASES

The Fuel Company, which is 50 percent owned by IP, was formed in 1981 for the purpose of leasing nuclear fuel to IP for Clinton. Lease payments are equal to the Fuel Company's cost of fuel as consumed (including related financing and administrative costs). Billings under the lease agreement were $4 million in 1998, $4 million in 1997, and $35 million in 1996, including financing costs of $4 million, $4 million, and $5 million, respectively. IP is required to pay financing costs whether or not fuel is consumed. IP is obligated to make subordinated loans to the Fuel Company at any time the obligations of the Fuel Company that are due and payable exceed the funds available to the Fuel Company. Lease terms stipulate that, in the event Clinton is out of service for 24 consecutive months, IP is obligated to purchase Clinton's in-core nuclear fuel from the Fuel Company. In accordance with this provision, IP will purchase the fuel for $62.1 million in the first quarter of 1999. IP has an obligation for nuclear fuel disposal costs of leased nuclear fuel. See "Note 5 - Commitments and Contingencies" for discussion of decommissioning and nuclear fuel disposal costs. Nuclear fuel lease payments are included with "Fuel for electric plants" on Illinova's Consolidated Statements of Income.

     Current obligations under capital lease for nuclear fuel were $62.1 million at December 31, 1998, and $18.7 million at December 31, 1997.

NOTE 10 - LONG-TERM DEBT
                                                                                                           (Millions of dollars)
--------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                 1998          1997
--------------------------------------------------------------------------------------------------------------------------------

First mortgage bonds of subsidiary--
    6 1/2%  series due 1999                                                                                 $72.0         $72.0
    6.60%   series due 2004 (Pollution Control Series A)                                                        -           6.3
    7.95%   series due 2004                                                                                  39.0          72.0
    6.0%    series due 2007 (Pollution Control Series B)                                                        -          18.7
    8.30%   series due 2017 (Pollution Control Series I)                                                        -          33.8
    7 3/8%  series due 2021 (Pollution Control Series J)                                                     84.7          84.7
    8 3/4%  series due 2021                                                                                  57.1          57.1
    5.70%   series due 2024 (Pollution Control Series K)                                                     35.6          35.6
    7.40%   series due 2024 (Pollution Control Series L)                                                     84.1          84.1

-------------------------------------------------------------------------------------------------------------------------------
   Total first mortgage bonds of subsidiary                                                                 372.5         464.3
-------------------------------------------------------------------------------------------------------------------------------
New mortgage bonds of subsidiary--
    6 1/8%  series due 2000                                                                                  40.0          40.0
    5.625%  series due 2000                                                                                 110.0         110.0
    6.25%   series due 2002                                                                                 100.0           -
    6.0%    series due 2003                                                                                 100.0           -
    6 1/2%  series due 2003                                                                                 100.0         100.0
    6 3/4%  series due 2005                                                                                  70.0          70.0
    8.0%    series due 2023                                                                                 229.0         229.0
    7 1/2%  series due 2025                                                                                 148.5         177.0
    5.40%   series due 2028 (Pollution Control Series A)                                                     18.7           -
    5.40%   series due 2028 (Pollution Control Series B)                                                     33.8           -
    Adjustable rate series due 2028 (Pollution Control Series M, N, and O)                                  111.8         111.8
    Adjustable rate series due 2032 (Pollution Control Series P, Q, and R)                                  150.0         150.0
-------------------------------------------------------------------------------------------------------------------------------
   Total new mortgage bonds of subsidiary                                                                 1,211.8         987.8
-------------------------------------------------------------------------------------------------------------------------------
   Total mortgage bonds of subsidiary                                                                     1,584.3       1,452.1
-------------------------------------------------------------------------------------------------------------------------------
Transitional Funding Trust Notes of subsidiary--
    5.39% due 2000                                                                                          110.0           -
    5.26% due 2001                                                                                          100.0           -
    5.31% due 2002                                                                                           80.0           -
    5.34% due 2003                                                                                           85.0           -
    5.38% due 2005                                                                                          175.0           -
    5.54% due 2007                                                                                          175.0           -
    5.65% due 2008                                                                                          139.0           -
-------------------------------------------------------------------------------------------------------------------------------
   Total transitional funding trust notes of subsidiary                                                     864.0           -
-------------------------------------------------------------------------------------------------------------------------------
Medium-term notes of subsidiary, series A                                                                       -          68.0
Variable rate long-term debt of subsidiary due 2017                                                          75.0          75.0
Illinova 6.15% Senior Notes due 2001                                                                         30.0           -
Illinova 6.46% Senior Notes due 2002                                                                         40.0           -
Illinova 7 1/8% Senior Notes due 2004                                                                       100.0         100.0
-------------------------------------------------------------------------------------------------------------------------------
   Total other long-term debt                                                                               245.0         243.0
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                          2,693.3       1,695.1
Adjustment to Fair Value                                                                                     31.4           -
Unamortized discount on debt                                                                               (15.5)         (16.8)
-------------------------------------------------------------------------------------------------------------------------------
   Total long-term debt excluding capital lease obligations                                               2,709.2       1,678.3
   Obligations under capital leases of subsidiary                                                           132.0         126.7
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                          2,841.2       1,805.0
Long-term debt and lease obligations of subsidiary maturing within one year                               (506.6)        (87.5)
-------------------------------------------------------------------------------------------------------------------------------
         Total long-term debt                                                                            $2,334.6      $1,717.5

In the above table, the "adjustment to fair value" is the total adjustments of debt to fair value in the quasi-reorganization. The adjustments to the fair value of each debt series will be amortized over its remaining life to interest expense. See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for more information.

     In January 1998, Illinova issued $40 million of 6.46% Medium-term Notes due 2002. In September 1998, Illinova issued $30 million of 6.15% Medium-term Notes due 2001.

   In March 1998, IP issued $18.7 million of 5.4% Pollution Control Bonds Series A due 2028 and used the proceeds to redeem $18.7 million of 6.0% Pollution Control Bonds Series B due 2007 in April 1998. In March 1998, IP issued $33.8 million of 5.4% Pollution Control Bonds Series B due 2028 to refinance $33.8 million of 8.3% Pollution Control Bond Series I due 2017 in April 1998. $100 million of 6.25% New Mortgage Bonds due 2002 were issued in July 1998, and $100 million of 6% New Mortgage Bonds due 2003 were issued in September 1998.

   In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-561. The proceeds of the notes were used by IP to retire debt and equity securities. These notes have maturity dates ranging from one to 10 years, with an average interest rate of 5.41%.

   In November 1998, IP called $6.3 million of 6.6% Pollution Control Bonds Series A due 2004. In December 1998, $28.5 million of 7.50% New Mortgage Bonds due 2025 and $33.0 million of 7.95% First Mortgage Bonds were purchased on the open market.

   In January 1999, $57.1 million of 8.75% First Mortgage Bonds due 2021 and $229 million of 8% New Mortgage Bonds due 2023 were purchased through a redemption notice. IP also redeemed $5.4 million of 7.95% First Mortgage Bonds due 2004 in January 1999. In February 1999, IP redeemed $36.8 million of 6.5% First Mortgage Bonds due 1999 and $5 million of 7.95% First Mortgage Bonds due 2004.

   In 1989 and 1991, IP issued a series of fixed rate medium-term notes. At December 31, 1998, all these notes have matured and been retired. Interest rates on variable rate long-term debt due 2017 are adjusted weekly and ranged from 3.75% to 4.20% at December 31, 1998.

   For the years 1999, 2000, 2001, 2002, and 2003, IP has long-term debt maturities in the aggregate of (in millions) $72, $150, $0, $100, and $200, respectively. In addition, IPSPT has long-term debt maturities of $86.4 million in each of the above years. These amounts exclude capital lease requirements. See "Note 9 - Capital Leases."

   At December 31, 1998, the aggregate total of unamortized debt expense and unamortized loss on reacquired debt was approximately $66.1 million.

   In 1992, IP executed a new general obligation mortgage (New Mortgage) to replace, over time, IP's 1943 Mortgage and Deed of Trust (First Mortgage). Both mortgages are secured by liens on substantially all of IP's properties. A corresponding issue of First Mortgage Bonds, under the First Mortgage, secures any bonds issued under the New Mortgage. In October 1997, at a special bondholders meeting, the 1943 First Mortgage was amended to be generally consistent with the New Mortgage. The remaining balance of net bondable additions at December 31, 1998, was approximately $1.9 billion.


NOTE 11 -- PREFERRED STOCK OF SUBSIDIARY

                                                                                                  (Millions of dollars)
December 31,                                                                                         1998          1997

Serial  Preferred Stock of Subsidiary,  cumulative,  $50 par value--  Authorized
5,000,000 shares; 1,139,110 shares outstanding

           Series           Shares        Redemption Prices
            4.08%           283,290           $   51.50                                           $  14.1       $  14.1
            4.26%           136,000               51.50                                               6.8           6.8
            4.70%           176,000               51.50                                               8.8           8.8
            4.42%           134,400               51.50                                               6.7           6.7
            4.20%           167,720               52.00                                               8.4           8.4
            7.75%           241,700               50.00 after July 1, 2003                           12.1          12.1

            Net premium on preferred stock                                                             .2            .2

   Total Preferred Stock of Subsidiary, $50 par value                                             $  57.1       $  57.1

Serial Preferred Stock of Subsidiary, cumulative, without par value--
Authorized 5,000,000 shares; none outstanding                                                        --            --



Preference Stock of Subsidiary, cumulative, without par value--
Authorized 5,000,000 shares; none outstanding                                                        --            --

Total Serial  Preferred  Stock,  Preference  Stock and  Preferred  Securities of
Subsidiary                                                                                        $ 57.1         $ 57.1

Company Obligated Mandatorily Redeemable Preferred Securities of:
Illinois Power Capital, L.P.
  Monthly Income Preferred Securities, cumulative, $25 liquidation preference--
  3,880,000 shares authorized and outstanding                                                     $  97.0       $  97.0

Illinois Power Financing I
  Trust Originated Preferred Securities, cumulative, $25 liquidation preference-
  4,000,000 shares authorized and outstanding                                                       100.0          100.0

Adjustment to Fair Value                                                                              2.0           --
  Total Mandatorily Redeemable Preferred Stock of Subsidiary                                      $ 199.0       $  197.0


In the above table, only the MIPS and TOPrS were restated to their fair value in the quasi-reorganization. The serial preferred stock was not restated because it is equity rather than an asset or a liability. The increase in the value of the MIPS and the TOPrS will be amortized to interest expense over the remaining life of these securities. See "Note 2 - Clinton Impairment and Quasi-Reorganization" for more information.

     Serial Preferred Stock ($50 par value) is redeemable at the option of IP in whole or in part at any time with not less than 30 days and not more than 60 days notice by publication. The MIPS are redeemable at the option in whole or in part on or after October 6, 1999, with not less than 30 days and not more than 60 days notice by publication. The TOPrS mature on January 31, 2045, and may be redeemed in whole or in part at any time on or after January 31, 2001.

     Illinois Power Capital, L.P., is a limited partnership in which IP serves as a general partner. Illinois Power Capital issued (1994) $97 million of tax-advantaged MIPS at 9.45% (5.67% after-tax rate) with a liquidation preference of $25 per share. IP consolidates the accounts of Illinois Power Capital, L.P.

     IPFI is a statutory business trust in which IP serves as sponsor. IPFI issued (1996) $100 million of TOPrS at 8% (4.8% after-tax rate). IP consolidates the accounts of IPFI.


NOTE 12 -- COMMON STOCK AND RETAINED EARNINGS

As of December 31, 1998, Illinova and its subsidiaries effected a quasi-reorganization in which Illinova's consolidated accumulated deficit in retained earnings of $1,616.0 million was eliminated by a $1,313.3 million restatement of other assets and liabilities to their fair value and a transfer of $302.7 million from additional paid-in capital. See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for additional information regarding the effects upon retained earnings.

   On December 22, 1998, IPSPT issued $864 million of Transitional Funding Trust Notes, with IP as servicer. As of December 31, 1998, IP used $49.3 million of the funds to repurchase 2.3 million of its common shares from Illinova, which in turn used the $49.3 million to repurchase 1.8 million shares of Illinova common shares via open market repurchases. Illinova holds the common stock as treasury stock and deducts it from common equity at the cost of the shares repurchased.

   In 1996, Illinova amended the Automatic Reinvestment and Stock Purchase Plan and the ESOP. These plans were replaced with the Illinova Investment Plus Plan for which 5,000,000 shares of common stock were designated for issuance. Illinova administers the Illinova Investment Plus Plan. The Illinova Investment Plus Plan provides investors a convenient way to purchase shares of common stock and reinvest all or a portion of the cash dividends paid on eligible securities in additional shares of common stock. It allows purchases of common stock on the open market, as well as purchases of new issue shares directly from Illinova. Under this plan, 4,403,142 shares of common stock were designated for issuance at December 31, 1998. All accounts, elections, notices, instructions, and authorizations under the Automatic Reinvestment and Stock Purchase Plan and the ESOP automatically continue under the Illinova Investment Plus Plan, and participants in the Automatic Reinvestment and Stock Purchase Plan and the ESOP continue as participants in the Illinova Investment Plus Plan.

   The ESOP includes an incentive compensation feature which is tied to employee achievement of specified corporate performance goals. This arrangement began in 1991 when IP loaned $35 million to the Trustee of the Plans, which used the loan proceeds to purchase 2,031,445 shares of IP's common stock on the open market. The loan and common shares were converted to Illinova instruments with the formation of Illinova in May 1994. These shares are held in a suspense account under the Plans and are being distributed to the accounts of participating employees as the loan is repaid by the Trustee with funds contributed by IP, together with dividends on the shares acquired with the loan proceeds. IP financed the loan with funds borrowed under its bank credit agreements.

   For the year ended December 31, 1998, 86,020 common shares were allocated to salaried employees and 77,019 shares to employees covered under the Collective Bargaining Agreement through the matching contribution feature of the ESOP arrangement. Under the incentive compensation feature, 56,315 common shares were allocated to employees for the year ended December 31, 1998. During 1998, IP contributed $4.7 million to the ESOP and, using the shares allocated method, recognized $5.2 million of expense. Interest paid on the ESOP debt was approximately $.9 million in 1998 and dividends used for debt service were approximately $2.2 million.

   In 1992, the Board of Directors adopted and the shareholders approved a Long-Term Incentive Compensation Plan (the Plan) for officers or employee members of the Board, but excluding directors who are not officers or employees.

Restricted stock, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted under the Plan for up to 1,500,000 shares of Illinova's common stock. The following table outlines the activity under this Plan at December 31, 1998. No options were exercised through February 1999.


 Year     Options    Grant     Year        Expiration       Options     Options
Granted   Granted    Price    Exercisable     Date         Exercised   Forfeited

1992       62,000   $23.375      1996        6/10/02         20,000       10,500
1993       73,500   $24.250      1997        6/09/03         22,000       10,500
1994       82,650   $20.875      1997        6/08/04         29,450        4,400
1995       69,300   $24.875      1998        6/14/05          3,900       11,000
1996       80,500   $29.750      1999        2/07/06            --         6,500
1997       82,000   $26.125      2000        2/12/07            --         6,000
1998      120,500   $29.094      2001        2/11/08            --           --
1998      165,000   $30.250      2001        6/24/08            --           --


   In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. Based on the current and anticipated use of stock options, the impact of FAS 123 is not material on the current period and is not envisioned to be material in any future period. As permitted by FAS 123, Illinova continues to account for its stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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


NOTE 13 -- PENSION AND OTHER BENEFITS COSTS

Illinova offers certain benefit plans to employees of Illinova and its principal subsidiaries. IP is sponsor and administrator of the benefit plans disclosed below.

   IP is reimbursed by the other Illinova subsidiaries for their share of the expenses of the benefit plans. The values and discussion below represent the plans in total, including the amounts attributable to the other subsidiaries.


                                                                                                               (Millions of dollars)
                                                                             Pension Benefits                   Other Benefits
                                                                           1998            1997             1998               1997
Change in benefit obligation
Benefit obligation at beginning of year                                  $ 417.6         $ 361.6          $  89.4           $  81.7
Service cost                                                                12.8            10.2              2.6               1.9
Interest cost                                                               30.4            28.2              6.3               5.9
Plan participants' contributions                                            --              --                 .4                .4



Amendments                                                                   2.0            --               --                --
Actuarial (gain)/loss                                                       45.2            43.1              3.8               5.4
Benefits paid                                                              (32.8)          (25.5)            (7.0)             (5.9)

Benefit obligation at end of year                                       $  475.2         $ 417.6          $  95.5           $  89.4


Change in plan assets

Fair value of plan assets at beginning of year                          $  432.1         $ 357.2          $  49.7           $  34.3
Actual return on plan assets                                                73.7            95.6              9.2               8.0
Employer contribution                                                        4.5             4.8             11.4              12.9
Plan participants' contributions                                            --              --                 .4                .4
Benefits paid                                                              (32.8)          (25.5)            (7.0)             (5.9)

Fair value of plan assets at end of year                                $  477.5         $ 432.1          $  63.7           $  49.7

Fair value of plan assets greater/(less) than benefit obligation        $    2.3         $  14.5          $ (31.8)          $ (39.7)
Unrecognized net actuarial (gain)/loss                                     (32.1)          (38.9)            (7.3)             (6.3)
Unrecognized prior service cost                                             17.6            17.4             --                --
Unrecognized net asset/liability at transition                             (21.9)          (26.1)            36.0              38.7
Net amounts recognized                                                  $  (34.1)        $ (33.1)         $  (3.1)          $  (7.3)

Net amounts recognized consist of:
Prepaid benefit cost                                                    $    1.9         $   1.9          $  --             $  --
Accrued benefit liability                                                  (36.0)          (35.0)            (3.1)             (7.3)
Net amounts recognized                                                  $  (34.1)        $ (33.1)         $  (3.1)          $  (7.3)



                                                                             Pension Benefits                   Other Benefits
                                                                           1998            1997             1998               1997

Weighted-average assumptions as of December 31
Discount rate                                                                7.0%            7.5%             7.0%             7.0%
Expected return on plan assets                                               9.5%            9.5%             9.5%             9.0%
Rate of compensation increase                                                4.5%            4.5%             5.5%             5.5%


                                                                                                              (Millions of dollars)
                                                               Pension Benefits                           Other Benefits
                                                      1998           1997        1996           1998           1997           1996

Components of net periodic benefit cost
Service cost                                        $  12.8        $  10.2      $ 10.1        $   2.6        $   1.9        $   2.2
Interest cost                                          30.4           28.2        26.8            6.3            5.9            6.1
Expected return on plan assets                        (35.3)         (31.7)      (30.4)          (4.4)          (3.0)          (2.2)
Amortization of prior service cost                      1.9            1.9         1.9            --             --             --
Amortization of transitional liability/(asset)         (4.2)          (4.2)       (4.2)           2.7            2.7            2.7

Recognized net actuarial (gain)/loss                    --             4.2         --             --             (.3)           --
Net periodic benefit cost                           $   5.6        $   8.6      $  4.2        $   7.2        $   7.2        $   8.8



   For measurement purposes, a 6.9% health care trend rate was used for 1999. Trend rates were assumed to decrease gradually to 5.5% in 2005 and remain at this level going forward. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

   A one percentage point change in assumed health care cost trend rates would have the following effects for 1998:

                                               1 Percentage       1 Percentage
(Millions of dollars)                         Point Increase     Point Decrease

Effect on total of service and
  interest cost components                         $ 1.2             $ (1.0)
Effect on postretirement
  benefit obligation                                11.3               (9.5)


   IP changed the measurement date for the pension obligation of the plan from September 30 to December 31 which is reflected in the 1998 fiscal year. As a result, the time frame for the 1998 reporting period is October 1, 1997, through December 31, 1998. The unrecognized prior service cost is amortized on a straight-line basis over the average remaining service period of employees who are expected to receive benefits under the plan.

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets, specifically the nonqualified supplemental retirement plan for management employees, were $6.3 million, $5.6 million, and $0 as of December 31, 1998, and $4.8 million, $3.9 million, and $0 as of December 31, 1997.

     On December 9, 1998, Illinova's and IP's Boards of Directors voted to exit Clinton operations. Concurrent with the decision to exit Clinton operations, IP accrued estimated employee severance and retention costs of $25.8 million, net of income taxes; pension curtailment benefits of $(7.2) million, net of income taxes; and other postretirement benefit costs of $.4 million, net of income taxes. These amounts are not reflected in the above tables. If the decision is made to permanently close Clinton, the number of Clinton employees would decrease from 950 to 240 over an 11-month transition period as the plant moves from an operating to a decommissioning mode. Employees expected to be released include engineering, plant technical and operational, office administration, and maintenance employees. See "Note 2 - Clinton Impairment and Quasi-Reorganization" for additional information.


NOTE 14 -- SEGMENTS OF BUSINESS

In 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," and establishes new standards for defining a company's segments and disclosing information about them.

   The new statement requires that segments be based on the internal structure and reporting of a company's operations. Because of the realignment of Illinova into eight operating segments during 1998, Illinova has determined that it is not practicable to present the new segment information for 1997 and 1996 because it is not available and the cost to develop it is excessive. Therefore, the information for 1998 is presented under the format specified by FAS 131; the comparative information for 1998, 1997, and 1996 is presented in accordance with FAS 14.

1998
Illinova is comprised of eight business groups. The business groups and their principal services are as follows:

- IP Customer Service Business Group -- transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas.

- IP Wholesale Energy Business Group -- fossil-fueled electric generation, wholesale electricity transactions, and dispatching activities.

-    IP Nuclear Generation Business Group -- nuclear-fueled electric generation.

- Illinova Energy Partners -- develops and markets energy-related services throughout the United States and Canada.

- Illinova Generating -- invests in, develops, and operates independent power projects throughout the world.

- IP Financial Business Group -- provides financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services.

-    IP  Support  Services  Business  Group  --  provides   specialized  support
     functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.

- Corporate -- includes Illinova Insurance Company and Illinova Business Enterprises.


     Of the above-listed segments, the IP Financial Business Group, the IP Support Services Business Group, and Corporate did not individually meet the minimum threshold requirements for separate disclosure and are combined in the Other category.

     Three measures were used to judge segment performance: contribution margin, cash flow, and return on net invested capital.

                                                                                                              (Millions of dollars)
                                                                                  Illinova
                                          Customer      Wholesale                  Energy     Illinova
1998                                      Service        Energy         Nuclear   Partners   Generating       Other     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers       $   1,505.7    $     557.2    $      6.3   $   --        $  --        $  --      $   2,069.2
Diversified enterprise revenue                --             --            --        339.8         15.9          5.7          361.4
Intersegment revenue(1)                       --            482.3          (2.4)      --           --           --            479.9
------------------------------------------------------------------------------------------------------------------------------------
   Total Revenue                           1,505.7        1,039.5           3.9      339.8         15.9          5.7        2,910.5
Depreciation and
  amortization expense                        68.3           30.3          99.1       --           --            5.9          203.6
Other operating expenses(1)                  894.4          999.0         379.2      354.5         28.7         12.2        2,668.0
------------------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                   543.0           10.2        (474.4)     (14.7)       (12.8)       (12.4)          38.9
Interest expense                              70.4           13.8          59.3       --           --            2.5          146.0
AFUDC                                         (0.1)          (0.9)         (2.5)      --           --            0.3           (3.2)
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss) before taxes            472.7           (2.7)       (531.2)     (14.7)       (12.8)       (15.2)        (103.9)
Income tax expense (benefit)                 194.4           (1.9)       (232.3)      (4.2)         2.4         (0.7)         (42.3)
Miscellaneous-net                              0.5           (1.0)          0.1       --           (4.7)         3.5           (1.6)
Equity earnings in subsidiaries               --             --            --         (4.0)       (18.6)         0.1          (22.5)
Interest revenue                              --             --            --         --           --           (1.5)          (1.5)
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss) after taxes             277.8            0.2        (299.0)      (6.5)         8.1        (16.6)         (36.0)
Preferred dividend requirement                 9.7            2.2           7.9       --           --           --              19.8
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)(2)                $     268.1    $      (2.0)   $   (306.9)  $   (6.5)   $     8.1    $   (16.6)   $     (55.8)
Clinton plant impairment loss                                           1,523.7                                             1,523.7
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)
     available to common               $     268.1    $      (2.0)   $ (1,830.6)  $   (6.5)   $     8.1    $   (16.6)   $  (1,579.5)
------------------------------------------------------------------------------------------------------------------------------------
Other information --
   Total assets(3)                     $   2,289.1    $   3,039.0    $    227.2   $   74.3    $   222.4    $   623.6    $   6,475.6
   Subsidiary's investment in
     equity method investees                --               --            --          9.2        166.4         --            175.6
   Total expenditures for additions
     to long-lived assets                    124.4          116.0          62.5       --           --            8.6          311.5
------------------------------------------------------------------------------------------------------------------------------------

Corporate Measures --
   Contribution margin(4)              $     315.7    $       7.0    $   (268.5)  $   (6.5)   $     8.1    $   (16.3)   $      39.5
   Cash flow(5)                              237.4           27.2        (280.8)     (18.7)        26.0        (27.9)         (36.8)
   Return on net
     invested capital(6)                     16.73%          0.33%        N/A       (33.50)%       4.06%       (2.93)%         0.97%
------------------------------------------------------------------------------------------------------------------------------------

(1) Intersegment revenue priced at 2.5 cents per kwh delivered. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price.

(2)  Net income (loss) before Clinton plant impairment loss.

(3) Primary assets for Nuclear include decommissioning assets, shared general and intangible plant, and nuclear fuel.

(4) Contribution margin represented by net income before financing costs (net of tax), preferred dividend requirement, and Clinton plant impairment loss.

(5)  Cash flow before financing activities.

(6)  Return on net invested capital calculated as contribution margin divided by
     net  invested   capital   (includes   Clinton  plant  impairment  loss  and
     quasi-reorganization).

GEOGRAPHIC INFORMATION
                                                           (Millions of dollars)
For the Years Ended December 31,             1998          1997           1996

Revenues: (1)
  United States                           $ 2,425.8    $  2,509.5     $  1,739.0
  Foreign countries (Seven)                     4.8          --              7.3
                                          $ 2,430.6    $  2,509.5     $  1,746.3


                                                           (Millions of dollars)
December 31,                                 1998          1997           1996

Long-lived assets: (2)
  United States                           $ 4,513.9    $  4,590.4     $  4,596.6
  Foreign countries (Nine)                    135.8         120.8           80.7
                                          $ 4,649.7    $  4,711.2     $  4,677.3

(1) Revenues are attributed to geographic regions based on location of customer.

(2)  Long-lived   assets   include   plant,   equipment,   and   investments  in
     subsidiaries.




1998, 1997, and 1996
                                                                                                              (Millions of dollars)
                                     1998                                1997                                 1996
                                       Diversified   Total                  Diversified   Total                  Diversified  Total
                       Electric  Gas   Enterprises   Corp.  Electric  Gas   Enterprises   Corp.   Electric  Gas  Enterprises  Corp.
Operation information-
  Operating revenues   $1,781.4 $287.8  $ 361.4    $2,430.6 $1,420.0 $353.9  $ 735.6    $2,509.5 $1,340.5 $348.2   $  57.6  1,746.3
  Operating expenses,
   excluding provision
   for income taxes     1,747.6  252.1    392.0     2,391.7  1,081.3  311.5    792.3     2,185.1    886.2  300.5      87.5  1,274.2
  Clinton plant
   impairment loss      2,666.9    -        -       2,666.9      -      -        -           -        -      -         -        -

  Pre-tax
   operating income    (2,633.1)  35.7    (30.6)   (2,628.0)   338.7   42.4    (56.7)      324.4    454.3   47.7     (29.9)   472.1
  AFUDC                     3.1     .1      -           3.2      4.9     .1      -           5.0      6.3     .2       -        6.5

  Pre-tax operating
   income, including
   AFUDC              ($2,630.0) $35.8   ($30.6)  ($2,624.8)  $343.6  $42.5   ($56.7)    $ 329.4   $460.6 $ 47.9   $ (29.9) $ 478.6

Other deductions, net                                 (25.6)                               (21.0)                              (5.2)
  Interest charges                                    146.0                                144.2                              142.5
  Income tax - Clinton
   impairment                                      (1,143.2)                                 -                                  -
  Provision for
   income taxes                                       (42.3)                                80.3                              128.0
  Preferred dividend
   requirements
   of subsidiary                                       19.8                                 21.5                               22.3

Net income                                         (1,579.5)                               104.4                              191.0
  Extraordinary item
   (net of taxes)                                       -                                 (195.0)                               -
  Carrying value over
   (under) consideration
   paid for redeemed
   preferred stock
   of subsidiary                                        -                                     .2                                (.7)

Net income (loss)
  applicable
  to common stock                                 $(1,579.5)                            $  (90.4)                            $190.3

Other information-
  Depreciation           $177.9 $ 25.7   $  -        $203.6   $171.5 $ 24.1   $  -      $  195.6   $164.0  $22.5    $  -     $186.5
  Capital expenditures   $285.6 $ 25.9   $  -        $311.5   $201.3 $ 22.6   $  -      $  223.9   $164.0  $23.3    $  -     $187.3
Investment information-
  Identifiable assets* $4,843.3 $457.9   $ 25.8    $5,327.0 $4,508.1 $453.8   $  1.2    $4,963.1 $4,578.1 $481.9    $  -   $5,060.0
  Nonutility plant and
    other investments                                 228.6                                184.0                              132.4
  Assets utilized for
    overall operations                                920.0                                435.9                              520.4

  Total assets                                     $6,475.6                             $5,583.0                           $5,712.8

* 1998: Utility plant, nuclear fuel, materials and supplies, prepaid and deferred energy costs, and transition period cost recovery.

  1997 and 1996: Utility plant, nuclear fuel, materials and supplies, deferred Clinton costs, and prepaid and deferred energy costs.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of FAS 107, "Disclosures about the Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies discussed below.

     Illinova and its subsidiaries have early-adopted FAS 133 due to the quasi-reorganization. Accordingly, assets and liabilities were adjusted to reflect current fair value. See "Note 2 - Clinton Impairment and Quasi-Reorganization" for more information.


                                             1998                    1997
                                    Carrying      Fair      Carrying      Fair
(Millions of dollars)                 Value       Value       Value       Value

Nuclear decommissioning
  trust funds                      $   84.1    $   84.1    $   62.5    $   62.5
Cash and cash equivalents             518.1       518.1        33.0        33.0
Mandatorily redeemable
  preferred stock
  of subsidiary*                      199.0       200.0       197.0       202.7
Long-term debt*                     2,709.2     2,721.3     1,678.3     1,730.1

Notes payable                         147.6       147.6       415.3       415.3

Other Financial Instruments:
  Trading/Energy
  Futures and forward contracts
    IEP                                12.7        12.7        --          --
    IP                                 28.0        28.0        --          --

Non-trading/Energy
  Futures and forward contracts
    IP                                  5.4         5.4        --           --

Non-trading/Emission Allowances
  Forward Contracts-- IP                2.0         2.0        --          --
  Option Contracts-- IP                  .2          .2        --          --


* In the above table, the 1998 carrying value of mandatorily redeemable preferred stock and long-term debt reflect an adjustment in carrying value to fair value due to the quasi-reorganization. The portion of these items which relate to electric generation has been adjusted to fair value. The remainder is attributed to the regulated part of the business in which return on assets is based on book value of debt. Therefore no adjustment to fair value was made for the portion of mandatorily redeemable preferred stock and long-term debt relating to Illinois Power's regulated business. The fair values in the above table represent 100 percent of the current fair value for mandatorily redeemable preferred stock and long-term debt.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments listed in the table above:

Nuclear Decommissioning Trust Funds: The fair values of available-for-sale marketable debt securities and equity investments held by the Nuclear Decommissioning Trust are based on quoted market prices at the reporting date for those or similar investments.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Mandatorily Redeemable Preferred Stock of Subsidiary and Long-Term Debt: The fair value of IP mandatorily redeemable preferred stock and Illinova (including
IP) long-term debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to Illinova for debt of the same remaining maturities, as advised by Illinova's bankers.

Notes Payable: The carrying amount of notes payable approximates fair value due to the short maturity of these instruments.

Other Financial Instruments: Other financial instruments are comprised of derivative instruments which have been restated to market value according to FAS
133. See "Note 16 - Financial and Other Derivative Instruments" for more information. Fair value is determined using quoted market prices or indices.


NOTE 16 -- FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

Trading Activities: Illinova, through its subsidiaries, IP and IEP, engages in the brokering and marketing of electricity and natural gas. IP and IEP use a variety of instruments, including fixed-price swap agreements, variable-price swap agreements, exchange-traded energy futures and options contracts, and over-the-counter forwards, swaps, and options. At December 31, 1998, there were no natural gas derivative instruments in use.

     As of December 31, 1998, Illinova and its subsidiaries adopted EITF 98-10. IP and IEP have recorded their trading instruments at fair value in accordance with EITF 98-10's application criteria. For more information regarding Illinova's adoption of new accounting pronouncements, see "Note 1 - Summary of Significant Accounting Policies." At December 31, 1998, IP's and IEP's derivative assets and liabilities were recorded in the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. IP and IEP record realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income.

     The notional quantities and maximum terms of commodity instruments held for trading purposes at December 31, 1998, are presented below:

                     Volume-Fixed        Volume-Fixed        Average
                     Price Payor        Price Receiver        Term

Electricity
  IP                   5,174 MW           5,524 MW            1 yr
  IEP                 10,394 MW          10,305 MW            1 yr


   All notional amounts reflect the volume of transactions but do not represent the dollar amounts or actual megawatts exchanged by the parties to the contracts. Accordingly, notional amounts do not accurately measure Illinova's exposure to market or credit risk.

   The estimated fair value of commodity instruments held for trading purposes at December 31, 1998, are presented below:

                                       Fair Value        Fair Value
(Millions of dollars)                   Assets           Liabilities

Electricity
  IP                                  $  21.8             $  49.8
  IEP                                    25.5                38.2
                                      $  47.3             $  88.0


   The fair value was estimated using quoted prices and indices where available and considering the liquidity of the market for the instrument. The fair values are subject to volatility based on changing market conditions.

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

Non-Trading Activities: To reduce the risk from market fluctuations in the price of electricity and related transmission, Illinova, through its subsidiary IP, enters into forward transactions, swaps, and options (energy derivatives). These instruments are used to hedge expected purchases, sales, and transmission of electricity (a portion of which are firm commitments at the inception of the hedge). The weighted average maturity of these instruments is less than one year.

   Periodically, IP has utilized interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of December 31, 1998, there were no interest rate derivatives outstanding.

   In order to hedge expected purchases of emission allowances, IP has entered into swap agreements, forward contracts, and written put options with other utilities to mitigate the risk from market fluctuations in the price of the allowances. At December 31, 1998, the notional amount of two emission allowance swaps was 126,925 units, with a recorded liability of $15.6 million, based on fair value at delivery date. The maximum maturity of the swap agreements is 10 years. These agreements do not fall under the scope of FAS 133. The notional amount of the two forward contracts is 32,000 emission allowances with fair value of $2 million. The maximum term of the forward contracts is five years, commencing in 1993. Both contracts expired in January 1999. Due to the remote probability of exercise, three put options written by IP are considered to be immaterial.

   As of December 31, 1998, Illinova and its subsidiaries adopted FAS 133. For more information regarding Illinova's adoption of new accounting pronouncements, see "Note 1 - Summary of Significant Accounting Policies." At December 31, 1998, IP's derivative assets and liabilities were recorded in the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the equity section of the Consolidated Balance Sheets as a part of the
quasi-reorganization.    See    "Note    2    -    Clinton    Impairment    and
Quasi-Reorganization" for more information. In the future, unless hedge accounting is applied, unrealized gains and losses will be shown net in the Consolidated Statements of Income. IP records realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income.

   Hedge accounting is appropriate only if the derivative is effective at offsetting cash flows from or changes in the fair value of the underlying hedged item and is designated as a hedge at its inception. Additionally, changes in the market value of the hedge must move in an inverse direction or limit an adverse result from changes in the market value of the item being hedged, (the effectiveness of the hedge). This effectiveness is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of effectiveness being at least 80 percent and not more than 125 percent for hedge designation. If and when effectiveness ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. As of December 31, 1998, all non-trading derivative instruments were accounted for using mark-to-market accounting.

   The notional quantities and the average term of the energy derivative commodity instruments held for other than trading purposes at December 31, 1998, follows:


                     Volume-Fixed       Volume-Fixed         Average
                     Price Payor       Price Receiver         Term

Electricity
  IP                   1,450 MW           1,050 MW            1 yr


     In addition to the fixed-price notional volumes above, IP has also recorded a $25 million liability in 1998 for two "commodity for commodity" energy swap agreements totaling 350 MW. However, these swap agreements do not meet the definition of a derivative under FAS 133.

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

     The estimated fair values of energy derivative commodity instruments, held for non-trading purposes at December 31, 1998, are presented below:

                                  Fair Value            Fair Value
(Millions of dollars)               Assets              Liabilities

Electricity
  IP                                $  4.2                $  9.6

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

Trading and Non-trading -- General Policy: In addition to the risk associated with price movements, credit risk is also a part of Illinova's and its subsidiaries' risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. While Illinova and its subsidiaries have experienced no significant losses due to credit risk, off-balance-sheet risk exists to the extent that counterparties to these transactions may fail to perform as required by the terms of each contract. In order to minimize this risk, Illinova and/or its subsidiaries enter into such contracts with those counterparties only after an appropriate credit review has been performed. Illinova and its subsidiaries periodically review the effectiveness of these financial contracts in achieving corporate objectives. Should the counterparties to these contracts fail to perform, Illinova could be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then current market prices. In such an event, Illinova might incur additional loss to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties and its experience to date in successfully completing these transactions, Illinova believes that the risk of incurring a significant financial statement loss due to the non-performance of counterparties to these transactions is remote.

     Illinova has established an Executive Risk Management Committee to oversee all corporate risk management. The Executive Risk Management Committee's responsibilities include reviewing Illinova's and its subsidiaries' overall risk management strategies, as well as monitoring and assessing risk exposure and risk management activities to ensure compliance with all applicable risk management limitations, policies, and procedures.


Note 17 RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998

In February 2000, Illinova and IP restated its consolidated financial statements for the year ended December 31, 1998 to reflect a revision to the initial estimate of the "Transition period cost recovery" regulatory asset established in December 1998 coincident with the impairment of the Clinton Power Station. The effect of this revision was to decrease the amount of the regulatory asset at December 31, 1998, and correspondingly increase the related impairment charge by $325.7 million ($196.5 million net of taxes). The impact of this revision on the net loss and the loss per common share for 1998 follows:

--------------------------------------------------------------------------------
                                             As Previously          As Restated
                                               Reported
--------------------------------------------------------------------------------
                                             (Millions of dollars
                                                  except per share amounts)
--------------------------------------------------------------------------------
Net loss                                     ($1,383.0)               ($1,579.5)

Loss per common share (basic and diluted)      ($19.30)                 ($22.04)

Common stock-No par value                     $1,319.7                 $1,123.2
--------------------------------------------------------------------------------

As a result of the quasi-reorganization described in Note 2, there was no effect of this revision on "Retained Earnings."

Illinova Corporation

N O T E   1 8   QUARTERLY CONSOLIDATED FINANCIAL INFORMATION AND COMMON STOCK DATA (UNAUDITED)

(Millions of dollars except per common share amounts)
--------------------------------------------------------------------------------------------------------------------------
                                                          First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                                                  1998             1998             1998             1998
--------------------------------------------------------------------------------------------------------------------------
Operating revenues                                             $  575.4         $  547.3         $  823.3         $  484.6
Operating income (loss)                                            63.7            (51.1)            90.1        (2,730.7)
Net income (loss)                                                  23.0            (47.0)            26.6        (1,582.1)
Net income (loss) applicable to common stock                       23.0            (47.0)            26.6        (1,582.1)
Earnings (loss) per common share
     (basic and diluted)                                           $.32           ($0.66)            $.37         ($22.13)
Common stock prices and dividends
     High                                                        30 1/2               31               31         30  3/16
     Low                                                         26 5/8          27 3/16           23 1/2           23 3/8
     Dividends declared                                            $.31             $.31             $.31             $.31

                                                          First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                                                  1997             1997             1997             1997
--------------------------------------------------------------------------------------------------------------------------
Operating revenues                                             $  570.4         $  542.9         $  841.8         $  554.4
Operating income (loss)                                           114.4             95.1            144.2            (29.3)
Net income (loss) before extraordinary item                        44.0             31.4             63.3            (34.3)
Net income (loss) after extraordinary item                         44.0             31.4             63.3           (229.3)
Net income (loss) applicable to common stock                       44.0             31.4             64.4           (230.2)


Earnings (loss) per common share before
  extraordinary item (basic and diluted)                           $.58             $.42             $.87           ($0.49)
Earnings (loss) per common share after
  extraordinary item (basic and diluted)                           $.58             $.42             $.87           ($3.21)
Common stock prices and dividends
     High                                                        27 1/2           23 3/4           23 3/4          27 3/16
     Low                                                         22 3/4           20 1/8           21 1/2           20 3/8
     Dividends declared                                            $.31             $.31             $.31             $.31




Illinova common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. The stock prices above are the prices reported on the Composite Tape. There were 31,945 registered holders of common stock at January 11, 1999.


Illinova Corporation
Selected Consolidated Financial Data*
                                                                                                             (Millions of dollars)
                                                          1998        1997        1996          1995          1994          1988
----------------------------------------------------------------------------------------------------------------------------
Operating revenues
    Electric                                           $ 1,224.2   $ 1,244.4   $ 1,202.9   $   1,252.6  $    1,177.5    $    949.9
    Electric interchange                                   557.2       175.6       137.6         116.3         110.0         109.7
    Gas                                                    287.8       353.9       348.2         272.5         302.0         334.8
    Diversified enterprises                                361.4       735.6        57.6           1.9          --            --

       Total operating revenues                        $ 2,430.6     2,509.5     1,746.3       1,643.3       1,589.5       1,394.4

Extraordinary item net of income tax benefit           $    --        (195.0)       --            --            --            --
Cumulative effect of change in
    accounting principle net of income taxes           $    --          --          --            --            --            34.0
Net income (loss) after extraordinary item and
    change in accounting principle                     $(1,579.5)      (90.6)      191.0         151.6         151.8         151.9
Effective income tax rate                                   42.9%       43.4%       40.2%         42.9%         42.0%         34.2%

Net income (loss) applicable
    to common stock                                    $(1,579.5)      (90.4)      190.3         148.1         158.2         151.9
Earnings (loss) per common share (basic and diluted)   $  (22.04)      (1.22)       2.51          1.96          2.09          2.14
Cash dividends declared per common share               $    1.24        1.24        1.15          1.03          0.65          2.64
Dividend payout ratio (declared)                          N/A         N/A           45.5%         52.3%         30.7%        124.3%
Book value per common share                            $   13.88       19.11       21.62         20.19         19.17         25.80
Price range of common shares
    High                                               $   31         27 1/2      30 3/8        30            22 5/8        22 1/8
    Low                                                $   23 3/8     20 1/8      24 5/8        21 1/4        18 1/8        16 1/2
Weighted average number of common shares
    outstanding during the period (thousands)             71,667      73,992      75,682        75,644        75,644        70,901

       Total assets                                    $ 6,475.6     5,583.0     5,712.8       5,609.8       5,576.7       6,053.1


Capitalization
    Common stock equity                                $   970.4     1,369.5     1,636.2       1,527.0       1,450.2       1,895.6
    Preferred stock of subsidiary                           57.1        57.1        96.2         125.6         224.7         315.2
    Mandatorily redeemable preferred
         stock of subsidiary                               199.0       197.0       197.0          97.0         133.0         160.0
    Long-term debt                                       2,334.6     1,717.5     1,636.4       1,739.3       1,946.1       2,341.2

       Total capitalization                            $ 3,561.1     3,341.1     3,565.8       3,488.9       3,754.0       4,712.0

Retained earnings                                      $    --          51.7       233.0         129.6          58.8         517.9

Capital expenditures                                   $   311.5       223.9       187.3         209.3         193.7         115.5
Cash flows from operations                             $   268.0       368.3       407.4         413.2         268.6         225.2
AFUDC as a percent of earnings
    applicable to common stock                             N/A         N/A           3.4%          4.1%          5.9%         40.3%
Return on average common equity                            N/A        (6.0%)        12.0%          9.9%         11.4%          8.1%
Ratio of earnings to fixed charges                         N/A           0.30       3.21          2.70          2.71          1.83


* Millions of dollars except earnings (loss) per common share, cash dividends declared per common share, book value per common share ,and price range of common shares.



Illinova Corporation
Selected Illinois Power Company Statistics

                                                          1998        1997        1996        1995        1994        1988
--------------------------------------------------------------------------------------------------------------------------
Electric Sales in kwh (Millions)
Residential                                              4,893       4,734       4,782       4,754       4,537       4,411
Commercial                                               4,053       3,943       3,894       3,804       3,517       2,939
Industrial                                               8,701       8,403       8,493       8,670       8,685       7,415
Other                                                      375         426         367         367         536         964

    Sales to ultimate consumers                         18,022      17,506      17,536      17,595      17,275      15,729
Interchange                                             16,199       7,230       5,454       4,444       4,837       4,903
Wheeling                                                 2,710       3,253         928         642         622          -

    Total electric sales                                36,931      27,989      23,918      22,681      22,734      20,632

Electric Revenues (Millions of dollars)
Residential                                          $     469   $     489   $     483   $     500   $     471   $     373
Commercial                                                 329         325         318         321         295         215
Industrial                                                 374         376         360         392         378         312
Other                                                       39          40          38          37          30          50

    Revenues from ultimate consumers                     1,211       1,230       1,199       1,250       1,174         950

Interchange                                                557         176         138         116         110         110
Wheeling                                                    13          14           4           3           3          -

    Total electric revenues                          $   1,781   $   1,420   $   1,341   $   1,369   $   1,287   $   1,060

Gas Sales in Therms (Millions)
Residential                                                305         343         427         356         359         367
Commercial                                                 131         147         177         144         144         148
Industrial                                                  67          47          99          88          81         155

    Sales to ultimate consumers                            503         537         703         588         584         670
Transportation of customer-owned gas                       267         309         251         273         262         235

    Total gas sold and transported                         770         846         954         861         846         905


Interdepartmental sales                                     26          19           9          21           5           9

    Total gas delivered                                    796         865         963         882         851         914

Gas Revenues (Millions of dollars)
Residential                                          $     183   $     238   $     216   $     173   $     192   $     207
Commercial                                                  65          77          79          60          66          71
Industrial                                                  24          20          40          24          31          48

    Revenues from ultimate consumers                       272         335         335         257         289         326

Transportation of customer-owned gas                         7           9           7           8           9          13
Miscellaneous                                                9          10           6           7           4          (4)

    Total gas revenues                               $     288   $     354   $     348   $     272   $     302   $     335

System peak demand (native load) in kw (thousands)       3,694       3,532       3,492       3,667       3,395       3,508
Firm peak demand (native load) in kw (thousands)         3,617       3,469       3,381       3,576       3,232       3,077
Net generating capability in kw (thousands)              3,838       3,289       4,148       3,862       4,121       3,938

Electric customers (end of year)                       580,356     580,257     549,957     529,966     553,869     546,443
Gas customers (end of year)                            408,428     405,710     389,223     374,299     388,170     385,336
Employees (end of year)                                  3,965       3,655       3,635       3,559       4,350       4,663



1998  INFORMATION  STATEMENT AND ANNUAL REPORT TO SHAREHOLDERS
Notice of Annual Meeting of Shareholders


Information Statement Table of Contents
Notice of Annual Meeting.............................  194
Information Statement................................  195
Appendix: 1998 Annual Report to Shareholders.........  213


TO THE SHAREHOLDERS OF ILLINOIS POWER:
Notice is hereby given that the Annual Meeting of Shareholders of Illinois Power Company ("Illinois Power") will be at 10 a.m. Wednesday, May 5, 1999, at Shilling Community Education Center, Richland Community College, One College Park, Decatur, Illinois 62521, for the following purposes:

     1)   To elect the Board of Directors for the ensuing year.
     2) To transact any other business that may properly come before the meeting or any adjournment.

     Shareholders of record at the close of business on March 8, 1999, will be entitled to receive notice of and to vote at the Annual Meeting.

By Order of the Board of Directors,


Leah Manning Stetzner,
Vice President, General Counsel
and Corporate Secretary

Decatur, Illinois
March 31, 1999

IMPORTANT
Only shareholders of Illinois Power are entitled to attend the Annual Meeting. Shareholders will be admitted on verification of record share ownership at the admission desk. Shareholders who own shares through banks, brokerage firms, nominees or other account custodians must present proof of beneficial share ownership (such as a brokerage account statement) at the admission desk.


Information Statement


FIRST SENT OR GIVEN TO SECURITY HOLDERS ON OR ABOUT MARCH 31, 1999.

We are not asking you for a proxy and you are requested not to send us a proxy.

This Information Statement is furnished in connection with the Annual Meeting of Shareholders of Illinois Power. The Annual Meeting will be held at 10 a.m. Wednesday, May 5, 1999, at Shilling Community Education Center, Richland Community College, One College Park, Decatur, Illinois 62521, for the purposes set forth in the accompanying Notice of Annual Meeting of Shareholders.

   On March 8, 1999 ("Record Date"), Illinova Corporation ("Illinova") beneficially owned all of the 62,892,213 shares of Illinois Power Common Stock then outstanding and there were 1,139,110 shares of Illinois Power Preferred Stock then outstanding, none of which was held by Illinova.


VOTING RIGHTS

Shareholders of record at the close of business on the Record Date will be entitled to receive notice of and to vote at the Annual Meeting. Shareholders who are present at the Annual Meeting will be entitled to one vote for each share of Illinois Power Preferred Stock which they held of record at the close of business on the Record Date.

   All shareholders will be entitled to 10 votes (the number of directors to be elected) for each of their shares for candidates nominated to serve as directors. Shareholders may cast all of their votes for any one candidate whose name has been placed in nomination prior to the voting, or distribute their votes among two or more such candidates. Shareholders will be entitled to one vote for each share of Preferred Stock held of record at the close of business on the Record Date when voting on other matters presented for consideration at the Annual Meeting.

ANNUAL REPORT AND INFORMATION STATEMENT

Accompanying this Information Statement, which includes Consolidated Financial Statements, is a Notice of Annual Meeting of Shareholders and the Summary Annual Report to Shareholders covering operations of Illinova for the year 1998. This Information Statement and accompanying documents are first being mailed to shareholders on or about March 31, 1999.


BOARD OF DIRECTORS

Information Regarding the Board of Directors
The Board of Directors held six Board meetings in 1998. All directors attended at least 75 percent of the aggregate meetings of the Board and Committees of which they were members during 1998. The Board has four standing committees: the Audit Committee, the Finance Committee, the Compensation and Nominating Committee, and the Nuclear Operations Committee.

   The duties and members of the standing committees are:

Audit Committee
     1) Review with the Chairman, President and Chief Executive Officer and the independent accountants the scope and adequacy of Illinois Power's system of internal controls;

     2) Review the scope and results of the annual examination performed by the independent accountants;

     3)   Review the activities of Illinois Power's internal auditors;

     4) Report its findings to the Board and provide a line of communication between the Board and both the internal auditors and the independent accountants;

     5)   Recommend to the Board the appointment of the independent accountants;

     6)   Approve the services performed by the independent accountants.


   The Audit Committee met three times during 1998.

     This Committee consists of the following directors who are not employees of the Company ("Outside Directors"): Robert M. Powers (Chairman), C. Steven McMillan, Sheli Z. Rosenberg, Marilou von Ferstel, and John D. Zeglis.

Finance Committee
     1) Review management's cash flow forecasts, financial forecasts and financing program, and make recommendations to the Board regarding the approval of such plans;

     2) Review Illinois Power's banking relationships, short-term borrowing arrangements, dividend policies, arrangements with the transfer agent and registrar, and investment objectives;

     3) Review the performance of Illinois Power's pension and other trust funds, evaluate fund managers, and make recommendations to the Board concerning such matters;

     4) Review Illinois Power's risk management programs, including insurance coverage, and make recommendations to the Board; and

     5) Act in an advisory capacity to management, the Board of Directors, and the Chairman, President and Chief Executive Officer on other financial matters as they may arise.

     The Finance Committee met five times during 1998.

     This Committee consists of the following members of the Board: Walter D. Scott (Chairman), Charles E. Bayless, C. Steven McMillan, Sheli Z. Rosenberg, Joe J. Stewart, and Walter M. Vannoy.

Compensation and Nominating Committee
     1) Review performance of and recommend salaries plus other forms of compensation for elected Illinois Power officers and the Board of Directors;

     2) Review Illinois Power's benefit plans for elected Illinova officers and make recommendations to the Board;

     3) Review with the Chairman, President and Chief Executive Officer any organizational or other personnel matters; and

     4) Recommend to the Board candidates for election as director to fill vacancies on the Board of Directors as they occur.

     The Compensation and Nominating Committee will consider shareholders' recommendations for candidates for director made in writing and addressed to the Chairman of the Committee at the executive offices of Illinois Power. The recommendation should include a full description of the qualifications and business and professional experience of the candidates and a statement of the candidates' willingness to serve. The notice must be delivered to or mailed and received at the executive offices of Illinois Power not less than 90 nor more than 120 days prior to the Annual Meeting.

     The Compensation and Nominating Committee met three times during 1998.

     This Committee consists of the following Outside Directors: Ronald L. Thompson (Chairman), J. Joe Adorjan, Robert M. Powers, Marilou von Ferstel, and John D. Zeglis.

Nuclear Operations Committee
     1)   Review the safety, reliability and quality of nuclear operations;

     2)   Review the effectiveness of the management of nuclear operations;

     3)   Review the strategic plan for nuclear operations;

     4)   Review various nuclear reports; and

     5)   Report its findings to the Board.

     The Nuclear Operations Committee met six times during 1998.

     This Committee consists of the following members of the Board: Joe J. Stewart (Chairman), J. Joe Adorjan, Charles E. Bayless, Walter D. Scott, Ronald
L. Thompson, and Walter M. Vannoy.

Board Compensation
The Outside Directors of Illinois Power, all of whom also serve on the Board of Illinova, receive a total retainer fee of $18,000 per year for their service on these boards. Outside Directors who also chair Board Committees receive an additional $2,500 per year. Outside Directors receive a grant of 650 shares of Illinova Common Stock on the date of each Annual Shareholders Meeting. Outside Directors elected to the Board between Annual Shareholders Meetings are paid $850 for each Board and Committee meeting attended prior to the first Annual Shareholders Meeting after their election to the Board. Other than the foregoing, there are no attendance-based fees.

   Illinova had a Retirement Plan for Outside Directors. Under this plan, each Outside Director who attained age 65 and served on the Board for a period of 60 or more consecutive months was eligible for annual retirement benefits at the rate of the annual retainer fee in effect when the director retired. Each former Outside Director whose right to receive the retirement benefit had vested continues to receive such benefits in accordance with the terms of the Retirement Plan.

   In 1996, the Board of Directors adopted a Comprehensive Deferred Stock Plan for Outside Directors, replacing the Retirement Plan. All Outside Directors serving at the time this new plan was adopted were granted a lump sum amount based on the net present value of these benefits to them, were they to have retired under the Retirement Plan, based on the number of years they served on the Board but not to exceed 10. This dollar amount was converted into stock units, based on the then market value of Illinova Common Stock, and placed into an account. The value of these stock units is to be paid to the director in cash, in a lump sum or installments, on termination of service, based on the then market value of Illinova Common Stock, plus dividend equivalents.

   In addition, each Outside Director receives an annual award of stock units having a value of $6,000. This award is paid to the Outside Director in cash on retirement, at once or in installments as the Director may elect. The amount of such payment is determined by multiplying the number of stock units in the account times the then market value of Illinova Common Stock, and adding the dividend equivalents attributable to such stock units.

   Illinova has a Deferred Compensation Plan for Certain Directors. Outside Directors of Illinois Power may elect to defer all or any portion of their fees and stock grants until termination of their services as directors. Deferred fees and grants are converted into stock units representing shares of Illinova Common Stock with the value of each stock unit based on the last reported sales price of such stock. Additional credits are made to the participating director's account in dollar amounts equal to the dividends paid on the Common Stock which the director would have received if the director had been the record owner of the shares represented by stock units, and these amounts are converted into additional stock units. On termination of the participating directors' services as directors, payment of deferred fees and stock grants is made in shares of Illinova Common Stock in an amount equal to the aggregate number of stock units credited to their accounts.

   Illinova amended the plan in 1997 to provide for a payout in cash instead of shares of Common Stock. Deferred amounts are still converted into stock units representing shares of Common Stock with the value of each stock unit based on the last reported sales price of such stock. Payment is made in cash, in a lump sum or installments, as soon as practical following a director's termination. The cash paid on termination equals the number of stock units times the share price at the close of market on the last business day of the month preceding termination. Directors receive no other payments after their service on the Board ceases.


ELECTION OF DIRECTORS

Illinois Power's entire Board of Directors is elected at each Annual Meeting of Shareholders. Directors hold office until the next Annual Meeting of Shareholders or until their successors are elected and qualified. At the Annual Meeting a vote will be taken on a proposal to elect the 10 directors nominated by Illinois Power's Board of Directors. Their names and certain additional information are set forth on the following pages. If any nominee should become unable to serve as a director, another nominee may be selected by the current Board of Directors.

Name of Director Nominee, Age,                               Year in Which First
Business Experience and                                       Elected a Director
Other  Information                                             of Illinois Power

J. Joe Adorjan,  60                                                         1997
Chairman of Borg-Warner Security Corporation, Chicago, Ill., a security systems services firm, since 1995. He was President of Emerson Electric Company from 1993 to 1995. Prior to that, he was Chairman and Chief Executive Officer of ESCO Electronics Corporation. He is a director of The Earthgrains Company, ESCO Electronics Corporation, Hussmann Corporation and Goss Graphics
Systems,  Inc.

Charles E.  Bayless,  56                                                    1998
Chairman of Illinova and Illinois Power since August 1998, and President and Chief Executive Officer since July 1998. He was Chairman, President and Chief Executive Officer of Tucson Electric Power from 1992 to 1998, President and Chief Executive Officer from 1990 to 1992, and Senior Vice President and Chief Financial Officer from 1989 to 1990. He is a director of Trigen Energy Corporation.

C. Steven  McMillan,  53                                                    1996
President, Chief Operating Officer, and Director of Sara Lee Corporation, Chicago, Ill., a global packaged food and consumer products company, since 1997. He was Executive Vice President of Sara Lee from 1993 to 1997 and Senior Vice President-Strategy Development from 1986 to 1993. He is a director of Pharmacia and Upjohn.

Robert M. Powers,  67                                                       1984
From 1980 until retirement in December 1988, President and Chief Executive Officer of A. E. Staley Manufacturing Company, Decatur, Ill., a processor of grain and oil seeds. He is a director of A. E. Staley Manufacturing Company.

Sheli Z. Rosenberg,  57                                                     1997
President and Chief Executive Officer since 1994 and General Counsel 1980 to 1994 of Equity Group Investments, LLC, Chicago, Ill., a privately held business conglomerate holding controlling interests in seven publicly traded corporations involved in basic manufacturing, radio stations, retail, insurance, and real estate. She is a director of Jacor Communications, Inc.; Capitol Trust; Anixter International, Inc.; Equity Office Properties Trust; Equity Residential Properties Trust; CVS Corporation; and Manufactured Home Communities, Inc.

Walter D. Scott, 67                                                         1990
Professor of Management and Senior Austin Fellow, J. L. Kellogg Graduate School of Management, Northwestern University, Evanston, Ill., since 1988. He was Chairman of GrandMet USA from 1984 to 1986 and President and Chief Executive Officer of IDS Financial Services from 1980 to 1984. He is a director of Neodesic Corporation and Intermatic Incorporated.

Joe J. Stewart, 60                                                          1998
From 1995 until retirement in 1998, President of BWX Technologies, Inc., formerly The Babcock & Wilcox Government Group, Lynchburg, Va., a diversified energy equipment and services company, and Executive Vice President of McDermott International, Inc. (parent of BWX Technologies, Inc. and The Babcock & Wilcox Company). He was President and Chief Operating Officer of The Babcock and Wilcox Company and Executive Vice President of McDermott International, Inc., from 1993 to 1995 and Executive Vice President of the Power Generation Group of The Babcock and Wilcox Company from 1987 to 1993.

Ronald L. Thompson, 49                                                      1991
Chairman and Chief Executive Officer of Midwest Stamping and Manufacturing Co., Bowling Green, Ohio, a manufacturer of automotive parts, since 1993. He was President and Chief Executive Officer and a director of The GR Group, Inc., St. Louis, Mo., from 1980 to 1993. He is a director of Teachers Insurance and Annuity Association, and Ryerson Tull.

Marilou von Ferstel, 61                                                     1990
Executive Vice President and General Manager of Ogilvy Adams & Rinehart, Inc., a public relations firm in Chicago, Ill., from June 1990 until retirement in April 1997. She was Managing Director and Senior Vice President of Hill and Knowlton, Chicago, Ill., from 1981 to 1990. She is a director of Walgreen Company.

John D. Zeglis, 51                                                          1993
President and Director of AT&T, Basking Ridge, N.J., a diversified communications company, since October 1997. He was Vice Chairman from June 1997 to October 1997, Senior Executive Vice President and General Counsel, from 1995 to June 1997 and Senior Vice President -- General Counsel and Government Affairs from 1989 to 1995. He is a director of the Helmerich & Payne Corporation, and Sara Lee Corporation.


SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
The table below shows shares of Illinova Common Stock beneficially owned as of December 31, 1998, by each director nominee and the executive officers named in the Summary Compensation Table. All of Illinois Power's Common Stock is owned by Illinova. To the best of Illinois Power's knowledge, no owner holds more than 5 percent of Illinois Power Preferred Stock.


                             Number      Number of Stock
                           of Shares     Units in Deferred
  Name of                Beneficially      Compensation       Percent
Beneficial Owner         Owned (1)(2)        Plans            of Class

J. Joe Adorjan              1,650             205                (3)
Charles E. Bayless          2,501           2,000                (3)
Larry D. Haab              88,822           5,420                (3)
C. Steven McMillan          1,950             777                (3)
Robert M. Powers            9,200           4,937                (3)
Sheli Z. Rosenberg          1,000           3,704                (3)
Walter D. Scott             6,125           3,664                (3)
Joe J. Stewart              1,500             851                (3)
Ronald L. Thompson          3,806           6,091                (3)
Marilou von Ferstel         4,579           4,620                (3)
John D. Zeglis              2,714           3,170                (3)
Larry F. Altenbaumer       30,092           2,157                (3)
David W. Butts (4)         13,944           1,742                (3)
Alec G. Dreyer             13,673           3,035                (3)
Paul L. Lang (5)           27,991           2,402                (3)


     (1)  With sole voting and/or investment power.

     (2) Includes the following shares issuable pursuant to stock options exercisable June 30, 1998: Mr. Haab, 76,900; Mr. Altenbaumer, 24,300; Mr. Butts, 12,900; Mr. Dreyer, 11,250; and Mr. Lang, 24,300.

     (3) No director or executive officer owns any other equity securities of Illinova or as much as 1 percent of the Common Stock. As a group, directors and executive officers of Illinova and Illinois Power own 244,324 shares of Common Stock (less than 1 percent).

     (4)  Includes 135 shares owned by family members.

     (5)  Includes 910 shares owned by spouse.


EXECUTIVE COMPENSATION
The following table sets forth a summary of the compensation of the Chief Executive Officer, the retired Chief Executive Officer, and the four other most highly compensated executive officers of Illinois Power for the years indicated. The compensation shown includes all compensation paid for service to Illinois Power, its parent and subsidiaries.

                                                      Summary Compensation Table
                                                                                                       Long-Term Compensation

                                                        Annual Compensation                            Awards

                                                                                 Other        Restricted    Securities    All Other
                                                                  Bonus          Annual      Stock Awards   Underlying  Compensation
Name and Principal Position            Year        Salary          (1)        Compensation       (2)          Options       (4)
LARRY D. HAAB                          1998      $ 338,625       $16,931       $ 46,025      $      0       27,000 shs.       $2,660
  Retired Chairman, President          1997        514,952        41,840         16,557        41,840       20,000 shs.        2,614
  and Chief Executive Officer          1996        493,709        69,267         15,973        69,267       22,000 shs.        2,615
  of Illinova and Illinois Power

CHARLES E. BAYLESS                     1998      $ 272,372      $137,500       $  2,868      $309,625(3)   165,000 shs.       $    0
  Chairman, President and
  Chief Executive Officer of
  Illinova and Illinois Power

PAUL L. LANG                           1998      $ 250,875      $ 24,304       $  7,705      $ 24,304        8,000 shs.       $2,697
  Senior Vice President                1997        242,325        10,602          8,305        10,601        6,500 shs.        2,615
  of Illinois Power                    1996        233,450        19,747          8,863        19,747        6,500 shs.        2,595

LARRY F. ALTENBAUMER                   1998      $ 244,375      $ 19,855       $  7,010      $ 19,855       10,000 shs.       $2,500
  Chief Financial Officer,             1997        232,048         8,992          9,521         8,992        6,500 shs.        1,985
  Treasurer and Controller             1996        222,374        19,832          8,459        19,832        7,500 shs.        1,976
  of Illinova, and Senior
  Vice President and Chief
  Financial Officer of
  Illinois Power

LEAH MANNING STETZNER                  1998      $ 191,375      $ 15,310       $  6,083      $ 15,310        5,000 shs.       $2,100
  General Counsel and                  1997        175,862         5,276          7,277         5,276        4,000 shs.        2,006
  Corporate Secretary of               1996        168,674        11,880          7,080        11,879        4,500 shs.        1,996
  Illinova, and Vice President,
  General Counsel and
  Corporate Secretary of
  Illinois Power

ROBERT A. SCHULTZ                      1998      $ 187,395      $ 14,956       $  7,002      $ 14,956        5,000 shs.       $2,700
  Vice President of                    1997        185,560             0          8,480             0        6,000 shs.        2,214
  Illinois Power                       1996        176,170        23,604          6,957        23,604        6,500 shs.        2,114

     (1) The amounts shown in this column are the cash award portion of grants made to these individuals under the Executive Incentive Compensation Plan ("Compensation Plan") for 1998, including amounts deferred under the Executive Deferred Compensation Plan. See the Compensation Plan description in footnote (2) below.

     (2) This table sets forth stock unit awards for 1998 under the Compensation Plan. One-half of each year's award under this plan is converted into stock units representing shares of Illinova Common Stock based on the closing price of Common Stock on the last trading day of the award year. The other one-half of the award is cash and is included under Bonus in the Summary Compensation Table. Stock units awarded in a given year, together with cash representing the accumulated dividend equivalents on those stock units, become fully vested after a three-year holding period. Stock units are converted into cash based on the closing price of Common Stock on the first trading day of the distribution year. Participants (or beneficiaries of deceased participants) whose employment is terminated by retirement on or after age 55, disability, or death receive the present value of all unpaid awards on the date of such termination. Participants whose employment is terminated for reasons other than retirement, disability, or death forfeit all unvested awards. In the event of a termination of employment within two years after a change in control of Illinova, without good cause or by any participant with good reason, all awards of the participant become fully vested and payable. As of December 31, 1998, named executive officers were credited with the following total aggregate number of unvested stock units under the Compensation Plan since its inception, valued on the basis of the closing price of Common Stock on December 31, 1998: Mr. Haab, 5,420 units valued at $135,513; Mr. Lang, 2,402 units valued at $60,069; Mr. Altenbaumer, 2,157 units valued at $53,927; Ms. Stetzner, 1,826 units valued at $45,663; Mr. Schultz, 1,390 units valued at $34,740. Although stock units have been rounded, valuation is based on total stock units, including partial shares.

     (3) In December the Company granted Mr. Bayless an award of 6,000 share units which vest in three equal annual installments of 2,000 share units and may be deferred by Mr. Bayless at his option. These units are converted into Illinova Common Stock when paid.

     (4) The amounts shown in this column are Illinois Power's contributions under the Incentive Savings Plan (including the market value of shares of Illinova Common Stock at the time of allocation).

The following tables summarize grants during 1998 of stock options under Illinova's 1992 Long-Term Incentive Compensation Plan ("LTIC") and awards outstanding at year end for the individuals named in the Summary Compensation Table.

                                                         OPTION GRANTS IN 1998

                                                                       Individual Grants

                          Number of Securities    % of Total Options
                           Underlying Options     Granted to Employees     Exercise or Base                           Grant Date
                              Granted (1)                in 1998          Price Per Share (1)    Expiration Date   Present Value (2)
Larry D. Haab                   27,000                      9.5%              $29.094               2/11/2008           $129,600

Charles E. Bayless              50,000(3)                  17.5%               30.25                6/23/2008            261,500
                               115,000(4)                  40.3%               30.25                6/23/2008            478,400

Paul L. Lang                     8,000                      2.8%               29.094               2/11/2008             38,400

Larry F. Altenbaumer            10,000                      3.5%               29.094               2/11/2008             48,000

Leah Manning stetzner            5,000                      1.7%               29.094               2/11/2008             24,000

Robert A. Schultz                5,000                      1.7%               29.094               2/11/2008             24,000



(1) Each option becomes exercisable on February 11, 2001. In addition to the specified expiration date, the grant expires on the first anniversary of the recipient's death and/or 5 years following date of retirement, and is not exercisable in the event a recipient's employment terminates. In the event of certain change-in-control circumstances, the Compensation and
     Nominating Committee may declare the option immediately exercisable. The exercise price of each option is equal to the fair market value of the Common Stock on the date of the grant. Recipients shall also receive, on or shortly after February 11, 2001, a target performance award, determined by calculating the difference between the return earned by Illinova on its invested capital and its cost of capital (the "spread"), then comparing this spread to that of a peer group and reducing or increasing the target award depending on Illinova's relative performance, but not reducing the payment below zero. The target award is equal to one-half of the mid-point of compensation for each officer's salary grade (a market-based number) times a percentage, determined by the Compensation and Nominating Committee. In 1998 those percentages ranged between 20 and 45 percent. This range does not apply to Mr. Bayless's stock options as described in his employment agreement on page 10. At the discretion of the Board of Directors, the foregoing payment may be made in the form of Illinova Common Stock of equivalent value based on the average New York Stock Exchange price of the stock during February 2001, or in cash.

(2) The Grant Date Present Value has been calculated using the Black-Scholes option pricing model. Disclosure of the Grant Date Present Value, or the potential realizable value of option grants assuming 5% and 10% annualized growth rates, is mandated by regulation; however, Illinova does not necessarily view the Black-Scholes pricing methodology, or any other present methodology, as a valid or accurate means of valuing stock option grants. The calculation was based on the following assumptions: (i) As of the grant date, Illinova's calculated Black-Scholes ratio was .1808. After discounting for risk of forfeiture at three percent per year over Illinova's three-year vesting schedule, the ratio is reduced to .1650; (ii) An annual dividend yield on Illinova Common Stock of 4.48%; (iii) A risk-free interest rate of 5.76%, based on the yield of a zero-coupon government bond maturing at the end of the option term; and (iv) Stock volatility of 18.65%.

(3) The Grant Date Present Value for Mr. Bayless's 50,000 time-vesting options was calculated based on the following assumptions: (i) As of the grant date, Illinova's calculated Black-Scholes ratio was .1836. After discounting for risk of forfeiture by three percent per year over the option vesting schedule, the ratio is reduced to .1728; (ii) An annual dividend yield on Illinova Common Stock of 4.46%; (iii) a risk-free interest rate of 5.64%, based on the yield of a zero-coupon government bond maturing at the end of the option term; and (iv) Stock Volatility of 19.30%.

(4) Mr. Bayless has 115,000 options which will vest based on the satisfaction of certain performance criteria -- specifically, when Illinova's stock price appreciates to specified levels above the market price on the date of grant. As a result, The Grant Date Present Value for Mr. Bayless's 115,000 performance-vesting options was calculated based on the same assumptions as were used for the time-vesting options, with the exception of risk of forfeiture which was assumed to be somewhat greater since the options will vest sooner than 9.5 years only if the performance restrictions are satisfied. As a result, the Black-Scholes ratio used for the performance-vesting options was reduced to .1375.


                                       AGGREGATED OPTION AND FISCAL YEAR-END OPTION VALUE TABLE

                                   Number of Securities Underlying Unexercised        Value of Unexercised In-the-Money
                                           Options at Fiscal Year-End                    Options at Fiscal Year-End
Name                                        Exercisable/Unexercisable                   Exercisable/Unexercisable (1)

Larry D. Haab                                76,900 shs./69,000 shs.                            $129,712/$0

Charles E. Bayless                                0 shs./165,000 shs.                                 $0/$0

Paul L. Lang                                 24,300 shs./21,000 shs.                            $ 41,487/$0

Larry F. Altenbaumer                         24,300 shs./24,000 shs.                            $ 41,487/$0

Leah Manning stetzner                        13,300 shs./13,500 shs.                            $ 24,047/$0

Robert A. Schultz                            10,750 shs./17,500 shs.                            $ 16,594/$0

(1) None of the unexercisable options were in the money at fiscal year-end 1998.

PENSION BENEFITS

Illinois Power maintains a Retirement Income Plan for Salaried Employees (the "Retirement Plan") providing pension benefits for all eligible salaried employees. In addition to the Retirement Plan, Illinois Power also maintains a nonqualified Supplemental Retirement Income Plan for Salaried Employees (the "Supplemental Plan") that covers certain officers eligible to participate in the Retirement Plan and provides for payments from general funds of Illinois Power of any monthly retirement income not payable under the Retirement Plan because of benefit limits imposed by law or because of certain Retirement Plan rules limiting the amount of credited service accrued by a participant.

   The following table shows the estimated annual pension benefits on a straight life annuity basis payable upon retirement based on specified annual average earnings and years of credited service classifications, assuming continuation of the Retirement Plan and Supplemental Plan and employment until age 65. This table does not show the Social Security offset, but any actual pension benefit payments would be subject to this offset.

                            Estimated Annual Benefits (rounded)

   Annual       15 Yrs.       20 Yrs.       25 Yrs.       30 Yrs.       35 Yrs.
   Average      Credited      Credited      Credited      Credited      Credited
  Earnings      Service       Service       Service       Service       Service

$ 125,000     $  37,500     $  50,000     $  62,500     $  75,000     $  87,500
  150,000        45,000        60,000        75,000        90,000        105,000
  175,000        52,500        70,000        87,500       105,000        122,500
  200,000        60,000        80,000       100,000       120,000        140,000
  250,000        75,000       100,000       125,000       150,000        175,000
  300,000        90,000       120,000       150,000       180,000        210,000
  350,000       105,000       140,000       175,000       210,000        245,000
  400,000       120,000       160,000       200,000       240,000        280,000
  450,000       135,000       180,000       225,000       270,000        315,000
  500,000       150,000       200,000       250,000       300,000        350,000
  550,000       165,000       220,000       275,000       330,000        385,000
  600,000       180,000       240,000       300,000       360,000        420,000
  650,000       195,000       260,000       325,000       390,000        455,000
  700,000       210,000       280,000       350,000       420,000        490,000
  750,000       225,000       300,000       375,000       450,000        525,000
  800,000       240,000       320,000       400,000       480,000        560,000

     The earnings used in determining pension benefits under the Retirement Plan are the participants' regular base compensation, as set forth under Salary in the Summary Compensation Table.

     See Employment Agreement for information relating to Mr. Bayless's pension agreement.

     At December 31, 1998, for purposes of both the Retirement Plan and the Supplemental Plan, Messrs. Bayless, Lang, Altenbaumer, Ms. Stetzner and Mr.
Schultz had completed 0, 17, 26, 9 and 17 years of credited service, respectively. As of the date of his retirement, Mr. Haab had completed 33 years of credited service.

EMPLOYMENT AGREEMENT

Charles Bayless was hired in July 1998 and elected Chairman, President and CEO in August 1998. Mr. Bayless received a base salary of $560,000, which will be subject to periodic review. The 1998 bonus opportunity for Mr. Bayless had a minimum guarantee of $232,000 with an opportunity for payment of up to $302,000. Mr. Bayless has an option to purchase 165,000 shares of Illinova stock based on the following vesting schedule:

If employed through                               Options available
the following date                                   to Exercise

One-year anniversary of grant date                  16,667 shares
Two-year anniversary of grant date                  16,667 shares
Three-year anniversary of grant date                16,667 shares
The first date on which the stock
price is $35.00                                     57,500 shares
The first date on which the stock
price is $40.00                                     57,500 shares

     An additional grant of 6,000 share units of Illinova stock was awarded Mr. Bayless in December 1998. Mr. Bayless has a right to receive these shares in 2,000-share blocks in calendar years 1998, 1999, and 2000. These share units may be deferred by Mr. Bayless at his option.

     For future years, Mr. Bayless will participate in the Executive Incentive Compensation Plan and the Long-Term Incentive Compensation Plan. Mr. Bayless was provided with a Retention Agreement comparable to those issued to other named Executives. Mr. Bayless will be entitled to a supplemental pension which fully vests on December 31, 2004. Supplemental pension will pay an equivalent of 40 percent of his highest 36 consecutive months of his final 60 months of base pay and bonus, less any payment made through the qualified pension plan. To compensate for benefits or payments he was entitled to from his previous employer but will not receive because of his departure, a $500,000 loan was made to Mr. Bayless. This loan, plus all applicable taxes resulting from its receipt, will be forgiven in 20 percent increments over a period of five years.


RETIREMENT AND CONSULTING AGREEMENT

Larry Haab became Chairman, President and Chief Executive Officer ("CEO") of Illinois Power on June 12, 1991, and Chairman, President and Chief Executive Officer of Illinova in December 1993. Mr. Haab retired from Illinova on August 12, 1998. Following his retirement, Illinova entered into a two-year retirement and consulting agreement with Mr. Haab. Consulting services are to be provided on request and Mr. Haab is compensated with a fee of $25,000 per month. Mr. Haab is also entitled to office space and secretarial assistance for the period of his consulting term. Financial consulting and tax preparation services are provided to Mr. Haab for the five years following the year of his retirement. Mr. Haab is also provided with certain personal property previously provided for his business use. Additionally, the Board of Directors at its discretion may elect to make a pro rata incentive compensation payment to Mr. Haab for the period he was actually employed in 1998. As part of his retirement and consulting agreement, Mr. Haab agrees to assist with any claims for a period of 48 months; will keep all non-public information regarding the company confidential; will not make any disclosure or disparaging remarks about the company; or solicit, employ, or offer to employ any person who was an employee of the company in the previous year.


EMPLOYEE RETENTION AGREEMENTS

Illinova has entered into Employee Retention Agreements with each of its executive officers and with officers of its subsidiaries. Under each agreement, the officer would be entitled to receive a lump sum cash payment if his or her employment were terminated without good cause or voluntarily by the officer for good reason within two years following a change in control of Illinova (as defined in the Agreement) or terminated prior to a change of control at the request of a potential acquiror. The amount of the lump sum payment would be equal to

1) 36 months' salary at the greater of the officer's salary rate in effect on the date the change in control occurred or the salary rate in effect on the date the officer's employment with Illinova terminated; plus

2) three times the latest bonus earned by the officer during the three calendar years preceding termination of employment.

     Under the agreement, the officer would continue, after any such termination of employment, to participate in and receive benefits under other benefit plans of Illinova. Such coverage would continue for 36 months following termination of employment, or, if earlier, until the officer reached age 65 or was employed by another employer; provided that, if the officer was 50 years of age or older at the time of such termination, then coverage under health, life insurance and similar welfare plans would continue until the officer became 55 years of age, at which time he or she would be eligible to receive the benefits extended to the employees of Illinova who elect early retirement.


COMPENSATION AND NOMINATING COMMITTEE REPORT ON OFFICER COMPENSATION

The five-member Compensation and Nominating Committee of the Board of Directors (the "Committee") is composed entirely of Outside Directors. The Committee's role includes an assessment of the Company's Compensation Strategy, a review of the performance of the elected officers and the establishment of specific officer salaries subject to Board approval. The Committee established performance goals for the officers and approves payments to officers made pursuant to the Annual Incentive Compensation Plan and recommends grants under the Long-Term Incentive Compensation Plan approved by the shareholders in 1992. The Committee also reviews other forms of compensation and benefits, making recommendations to the Board on changes whenever appropriate. The Committee carries out these responsibilities with assistance from an executive compensation consulting firm and with input from the Chief Executive Officer and management as it deems appropriate.

OFFICER COMPENSATION PHILOSOPHY

Illinova's compensation philosophy reflects a commitment to compensate officers competitively with other companies while rewarding executives for achieving levels of operational and financial excellence consistent with continuous improvement.


     In 1998 it was determined that the company would broaden its competitive reference beyond the regulated utility industry in order to compete sufficiently for talent in the changing industry. Illinova's current compensation policy is to provide a total compensation opportunity targeted to the median of the appropriate comparable markets in which it competes for executive talent. Thus the comparison markets will consist of Utility Industry, Independent Power Producers, Energy Marketing and Trading Companies, and General Industry
companies. The S&P Utilities Index covers the utility industry widely and includes electric and gas utilities.

     The compensation program for officers consists of base salary, annual incentive, and long-term incentive components. The Committee believes that the combination of these three elements balances short and long-term business performance goals and aligns officer financial rewards with those of Illinova's shareholders. The compensation program is structured so that, depending on the salary level, between approximately 30 percent and 60 percent of an officer's total compensation target is composed of incentive compensation.


BASE SALARY PLAN

The Committee determines base salary ranges for executive officers based on competitive pay practices for similarly sized companies in both the energy specific and general industries. Officer salaries correspond to approximately the median of the companies in the appropriate comparison market. Individual increases are based on several factors, including the officer's performance during the year, the relationship of the officer's salary to the market salary level for the position, and competitive industry salary increase practices.


ANNUAL INCENTIVE COMPENSATION PLAN

Annual incentive awards are earned based on the achievement of specific annual financial and operational goals by the Illinova officer group as a whole and consideration of each officer's individual contribution. If payment is earned under this Plan, one-half of the bonus is payable in cash during the year following the performance year, and one-half is credited to the participants in the form of Common Stock units, the number of which is determined by dividing half of the earned bonus amount by the closing price of the Common Stock on the last trading day of the performance year. The officer's interest in the stock units vests at the end of the three-year period, which begins the year after the performance year. The officer receives this award in cash equal to

1) the closing stock price on the first trading day of the distribution year times the number of units held; plus

2) dividend equivalents that would have been received if the stock had actually been issued.

     Maximum awards under the plan may be up to 150 percent of target; threshold awards are 50 percent of target.

     For Illinois Power officers, 1998 awards under the Compensation Plan were based on achievement in the following performance areas where applicable: cash flow, earnings per share, return on invested capital, sales, customer satisfaction, safety, employee teamwork, and cost management. Up to 20 percent of the awarded amount is based on an assessment of the individual officer's performance during the year.

     Awards shown under Bonus in the Summary Compensation Table for performance during 1998 were based on achievement of Business Unit Operational Goals and Individual Goals for the Officer. Corporate Financial Goals were not satisfied in 1998.


LONG-TERM INCENTIVE COMPENSATION (LTIC) PLAN

Awards under the LTIC Plan are calibrated to median utility industry and the general industry and are based on corporate performance as well as individual officer's contributions to corporate performance subject to the review of this Committee. The LTIC value granted to the officers for 1998 represent an award based on market levels as well as on Illinova, Illinois Power, and individual performance as evaluated by the Chairman and reviewed by the Committee. In 1998, it was determined that awards under the LTIC plan be delivered in two components. One-half of each officer's LTIC plan award is delivered in the form of stock options granted at fair market value on the date of the award. The other half of the LTIC plan award is distributed to officers in cash based on Illinova's Shareholder Value-Added (SVA) performance relative to a peer group of utility companies, as measured in overlapping three-year periods. SVA measures Illinova's return on the Company's weighted average cost of capital. SVA performance at the median of the peer group will result in target award levels. Performance above the median will result in payouts greater than target to a maximum of two times target; performance significantly below the median results in no payouts. Since 1996 represented the first year of the SVA plan's first three-year measurement cycle, no awards are due to be paid out under the plan until 1999. Based on performance, no award was earned in 1998 for payment in 1999. No future payments will be made as a result of the SVA program.

     In 1998 the Board elected to eliminate SVA as a criteria for the cash portion of the LTIC. The rationale for this change was a desire for the component to have a closer alignment to shareholder return. The SVA Plan was replaced with a Total Shareholder-Return Performance Plan (TSR Plan). Awards from the TSR Plan will be based on Illinova's stock price appreciation plus dividends compared to a broad peer group of publicly traded utility companies. The plan has been changed for 1999 to be awarded in restricted stock.

CEO COMPENSATION

Charles E. Bayless became Chairman, President and Chief Executive Officer (CEO) of Illinova and Illinois Power on August 13, 1998. Illinova and the Board based Mr. Bayless's contract on the competitive market for CEOs in both the Utility Industry as well as the broader competitive market for executive talent. The Committee involves all outside Directors in reviewing Mr. Bayless's performance before it makes recommendations regarding his compensation. The Committee is responsible for administering the processes for completing this review. The annual process begins the first of each year when the Board of Directors and Mr. Bayless establish his personal goals and short- and long-term strategic goals for Illinova. Mr. Bayless was hired in July 1998 and interim goals were developed. At the conclusion of the year, Mr. Bayless reviews his performance with the outside Directors. The Committee then recommends appropriate compensation adjustments to the Board. The Committee with the participation of all outside Directors developed a contract with Mr. Bayless that recognizes his experience and ability to lead Illinova into the future. Progress has been made to advance strategic objectives of the Company.


     The 1998 Annual Incentive Compensation Plan award for the Chief Executive Officer was consistent with the terms of the contract between Mr. Bayless and the Board.

     The option shares granted to the CEO reflect the Committee's recognition of Mr. Bayless's work in directing Illinova toward its long-term objectives and provide a strong incentive to maximize the creation of shareholder value.


COMPENSATION AND NOMINATING COMMITTEE

Ronald L. Thompson, Chairman
J. Joe Adorjan
Robert M. Powers
Marilou von Ferstel
John D. Zeglis


INDEPENDENT AUDITORS

The Board of Directors of Illinois Power has selected PricewaterhouseCoopers as independent auditors for 1999. A representative of that firm will be present at the Annual Meeting and available to make a statement and to respond to questions.


OTHER MATTERS

Illinova's 1998 Summary Annual Report to Shareholders was mailed to Illinois Power's shareholders on or about March 31, 1999. Copies of Illinois Power's Annual Report on Form 10-K will be available to shareholders, after its filing with the Securities and Exchange Commission on or before March 31, 1999. Requests should be addressed to Investor Relations, G-21, IIllinois Power, 500 South 27th Street, Decatur, Illinois 62521-2202.

     Under the Securities and Exchange Commission rules, a shareholder proposal submitted for inclusion in next year's proxy statement must be received at Illinois Power's executive offices not later than November 10, 1999.

     A shareholder proposal submitted for presentation at the Annual Meeting in 2000 will be considered untimely if notice of the proposal is received by Illinois Power after January 24, 2000.


OTHER BUSINESS

Management does not know of any matter which will be presented for consideration at the Annual Meeting other than the matters described in the accompanying Notice of Annual Meeting.

By Order of the Board of Directors,




Leah Manning Stetzner,
Vice President, General Counsel and Corporate Secretary

Decatur, Illinois
March 31, 1999


Appendix: 1998 Annual Report to Shareholders


TABLE OF CONTENTS
Management's Discussion and Analysis...................  214
Responsibility for Information.........................  238
Report of Independent Accountants......................  239
Consolidated Statements of Income......................  240
Consolidated Balance Sheets............................  241-242
Consolidated Statements of Cash Flows..................  243
Consolidated Statements of Retained Earnings...........  244
Notes to Consolidated Financial Statements.............  245
Selected Consolidated Financial Data...................  287
Selected Illinois Power Company Statistics.............  289


ABBREVIATIONS USED THROUGHOUT THIS REPORT

AICPA           American Institute of Certified Public Accountants
AFUDC           Allowance for Funds Used During Construction
Baldwin         Baldwin Power Station
Clinton         Clinton Power Station
DOE             U.S. Department of Energy
EITF            Emerging Issues Task Force of the
                Financial  Accounting Standards Board
EMF             Electric  and  Magnetic  Fields
EPS             Earnings  Per Share
ESOP            Employees'  Stock Ownership  Plan
FAS             Statement of Financial  Accounting  Standards
FASB            Financial Accounting  Standards  Board
FERC            Federal  Energy  Regulatory  Commission
Fuel Company    Illinois Power Fuel Company
Hennepin        Hennepin Power Station
ICC             Illinois Commerce Commission
Illinova        Illinova Corporation
IP              Illinois Power Company
IPFI            Illinois  Power  Financing I
IPSPT           Illinois  Power  Special  Purpose  Trust
ISA             Integrated  Safety  Assessment
ISO             Independent  System  Operator
IT              Information Technology
ITC             Investment  Tax  Credits
kw              Kilowatt
kwh             Kilowatt-Hour
MAIN            Mid-America  Interconnected  Network
MGP             Manufactured-Gas  Plant
MIPS            Monthly Income  Preferred  Securities
MISO            Midwest  Independent   Transmission  System Operator, Inc.
MW              Megawatt
MWH             Megawatt-Hour
NAES            North American Energy Services Company
NERC            North American Electric Reliability Council
NOPR            Notice of Proposed Rulemaking
NOx             Nitrogen  Oxide
NRC             U.S.  Nuclear  Regulatory  Commission
NWPA            Nuclear Waste Policy Act of 1992
P.A. 90-561     Electric  Service  Customer Choice
                and Rate Relief Law of 1997
PCA             Power  Coordination  Agreement
PECO            PECO Energy Company
ROE             Return on Equity
S&P             Standard  & Poor's
SCR             Selective  Catalytic Reduction
SEC             U.S.  Securities and Exchange  Commission
SFP             Secondary  Financial Protection
SO2             Sulfur Dioxide
SOP             Statement of Position
Soyland         Soyland Power Cooperative,  Inc.
TOPrS           Trust Originated Preferred Securities
UFAC            Uniform Fuel Adjustment Clause
UGAC            Uniform Gas Adjustment Clause
U.S. EPA        U.S. Environmental Protection Agency
VaR             Value-at-Risk
Vermilion       Vermilion Power Station
Wood River      Wood River Power Station

Management's Discussion and Analysis
In this report, we refer to the Consolidated Financial Statements, related Notes to Consolidated Financial Statements, Selected Consolidated Financial Data, and Selected Illinois Power Company Statistics for information concerning consolidated financial position and results of operations. Below is discussion of the factors having significant impact on consolidated financial position and results of operations since January 1, 1996.

     Illinois Power Company is a subsidiary of Illinova Corporation, a holding company. Illinova Generating Company, Illinova Energy Partners, Inc., Illinova Insurance Company, and Illinova Business Enterprises, Inc. are wholly owned subsidiaries of Illinova. IP is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois.

RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998

In  February  2000,  IP restated  its  financial  statements  for the year ended
December 31, 1998 to reflect a revision to the initial estimate of the "Transition period cost recovery" regulatory asset established in December 1998 coincident with the impairment of the Clinton Power Station. The effect of this revision was to decrease the amount of the regulatory asset at December 31, 1998, and correspondingly increase the related impairment charge by $325.7 million ($196.5 million net of tax). The net effect of this revision was to increase the previously reported net loss by $196.5 million. As a result of the quasi-reorganization described below, there was no effect of this revision on "Retained earnings;" however, "Total common stock equity" was reduced by $196.5 million. The following discussion, as well as all financial tables and statements throughout the 10-K/A, have been modified to reflect these changes.

OPEN ACCESS AND WHEELING

On March 29, 1995, FERC issued a NOPR initiating the process of mandating non-discriminatory open access to public utility transmission facilities at cost-based rates. Transmission of electricity for a reseller or redistributor of energy is called wholesale wheeling. Transmission of electricity for end-use customers is known as retail wheeling.

   On April 24, 1996, FERC issued Orders 888 and 889 which established the Final Rule resulting from the NOPR. The Orders became effective July 9, 1996. The Rule requires all public utilities under FERC jurisdiction that own transmission facilities to file transmission service tariffs that comply with Pro Forma Tariffs attached to the Orders. FERC also requires that all wholesale sales made by a utility provide for transmission of the power under the prescribed terms and conditions. IP made a compliance filing as required on July 9, 1996, which was accepted by FERC.

   FERC currently does not exercise jurisdiction over public utilities serving customers at retail and FERC does not require public utilities to give retail customers access to alternate energy suppliers or direct transmission service.

   In 1996, IP received approval from both the ICC and FERC to conduct an open access experiment beginning in 1996 and ending on September 30, 1999. The experiment allows certain industrial customers to purchase electricity and related services from other sources. Currently, 15 customers are participating in the experiment. Since inception, the experiment has cost IP approximately $19.2 million in lost revenue, net of avoided fuel cost and variable operating expenses. This loss was partially offset by selling the surplus energy and capacity on the open market and by $4.8 million in transmission service charges.

   In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with FERC for all approvals necessary to create and implement the MISO. On September 16, 1998, FERC issued an order authorizing the creation of a MISO. The MISO is governed by a seven-person independent board of directors. The goals of the MISO are to:

1) Put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region;

2)   Enhance regional reliability; and

3) Establish an entity that operates independent of any transmission owner(s) or other market participants, thus furthering competition in the wholesale generation market consistent with the objectives of FERC's Order 888.

   Since January 1998, four other transmission-owning entities joined the MISO. Participation in an ISO is a requirement of P.A. 90-561. The MISO has a stated goal to begin limited operation in 1999 and to be fully operational in 2000.


COMPETITION

P.A. 90-561, Illinois electric utility restructuring legislation, was enacted in December 1997. P.A. 90-561 gives IP's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and an additional 5 percent decrease effective May 1, 2002. The rate decreases resulted in revenue reductions of approximately $35 million in 1998 and expected revenue reductions of approximately $70 million in each of the years 1999 through 2001, approximately $90 million in 2002, and approximately $100 million in 2003, based on current consumption.

   Under P.A. 90-561, customers with demand greater than 4 MW at a single site, and customers with at least 10 sites which aggregate at least 9.5 MW in total demand are allowed to choose electric generation suppliers ("direct access") starting in October 1999. Direct access for the remaining non-residential customers will occur in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. In 1999, rates for delivery services for non-residential customers will be established in proceedings mandated by P.A. 90-561. The transition charges departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss, because of the mitigation factor described below. IP will be able to estimate the revenue impact of customer choice more accurately when its delivery service charges are established.

   Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

1) Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer. The transition charges are applicable through 2006 and can be extended two additional years by the ICC. The transition charges are calculated by subtracting from a customer's fully bundled rate an amount equal to a) delivery charges the utility will continue to receive from the customer, b) the market value of freed-up energy, and c) a mitigation factor, which is the higher of a fixed rate per kwh or a percentage of the customer's bundled base rate. The mitigation factor increases during the transition period and is designed to provide incentive for utilities to continue cost reduction efforts and generate new sources of revenue;

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments; and

3) Utilities are permitted to seek rate relief in the event the change in law leads to their ROE falling below a specified minimum based on a prescribed test. Utilities are also subject to an "over-earnings" test which requires them, in effect, to share with customers earnings in excess of specified levels. See "Note 4 -- Commitments and Contingencies" for a more detailed description of the earnings floor and ceiling.

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


CLINTON POWER STATION

See "Note 3 -- Clinton Power Station" for a discussion of Clinton.

   Due to uncertainties of deregulated generation pricing in Illinois and to various operation and management factors, IP's Board of Directors voted in December 1998 to sell or close Clinton. This decision resulted in an impairment of Clinton-related assets and accrual of exit-related costs. The impairment and accrual of related charges resulted in a $1,523.7 million, net of income taxes, charge against earnings.

   IP has entered into discussions with parties interested in purchasing Clinton. Principal concerns of interested parties are plant restart, funding the decommissioning liability, terms of any purchase agreement for power generated by Clinton, including the length of any agreement and price of electricity, market price projections for electricity in the region, property tax obligations of the purchaser, and income tax issues. These concerns create substantial uncertainty with regard to the ability to convert any tentative agreement into an executable transaction. Therefore, IP has accounted for the Clinton exit based on the expectation of plant closure as of August 31, 1999. An August 31, 1999, closure allows IP to pursue opportunities to sell Clinton, which has the potential economic benefit of reducing IP's financial exposure to decommissioning. An August 31, 1999, closure also allows IP to refine its plans to close and decommission Clinton if a tentative agreement cannot be converted into an executable transaction. In addition, Clinton would be available for the summer cooling season. The estimated Clinton other operating and maintenance expense, including expensed capital expenditures, is $151 million for January through August 1999.

   See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for additional information.


ACCOUNTING MATTERS

1998: Concurrent with the decision to exit Clinton operations, as discussed above, IP's Board of Directors also voted to effect a quasi-reorganization in which IP's consolidated accumulated deficit in retained earnings of $1,565.9 million was eliminated. A quasi-reorganization is an accounting procedure whereby a company adjusts its accounts to obtain a "fresh start." In a quasi-reorganization, a company restates its assets and liabilities to their fair value, adopts accounting pronouncements issued but not yet adopted, and eliminates any remaining deficit in retained earnings by a transfer from other paid-in capital.

     See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for additional information.

     See "Note 4 -- Commitments and Contingencies" for a discussion of decommissioning.

1997: Prior to the enactment of P.A. 90-561, IP prepared its consolidated financial statements in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs they expect to recover from customers through inclusion of such costs in future rates. In July 1997, the EITF concluded that, for business segments for which a plan of deregulation has been established, accounting under FAS 71 should be discontinued when such deregulation legislation is enacted. The EITF further concluded that regulatory assets and liabilities originating in the business segment being deregulated should be written off, unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

   Based on this conclusion and because P.A. 90-561 provides for future market-based pricing of electric generation services, IP discontinued application of FAS 71 for its generating segment. IP evaluated the regulatory assets and liabilities associated with its generation segment and determined that recovery of these costs was not probable through rates charged to transmission and distribution customers, the regulated portion of the business.

   IP wrote off generation-related regulatory assets and liabilities of approximately $195 million, net of income taxes, in December 1997. These net assets related to previously incurred costs that had been expected to be collected through future revenues, including deferred costs for Clinton, unamortized losses on reacquired debt, previously recoverable income taxes, and other generation-related regulatory assets. At December 31, 1998, IP's net investment in generation facilities was $2.9 billion.

   See "Note 1 -- Summary of Significant Accounting Policies" for a discussion of other accounting issues.


REGULATORY MATTERS

In accordance with P.A. 90-561, ICC rulemakings are completed or in progress covering issues such as limits on affiliate interaction and reliability. These regulatory proceedings, alone or in combination, could significantly impact the way IP operates and is organized, but they are not likely to have a material impact on financial results.

   Under the new reliability rules, Illinois utilities must keep records identifying service interruptions experienced by each customer. Illinois utilities must also file an annual report detailing the reliability of their service and explaining their plans for reliability improvements. In addition, each utility must also report the number and causes of service interruptions that were within the utility's control. Outage targets were established for service to individual customers and for system performance.

   In March 1999, IP submitted a filing to the ICC to determine:

1) The rates and terms associated with the provision of unbundled delivery services for select customer classes;

2) The methodology, terms, and conditions associated with billing competitive transition charges; and

3) Terms and conditions associated with accepting service under IP's Market Value Power Purchase Option tariff, a service option mandated by P.A. 90-561 which allows customers to purchase electricity from IP at current market prices.

ICC orders on the  foregoing  rulemakings  and filing are  expected by September
1999.

   Additionally,   the  ICC  has  initiated  a  proceeding  to  investigate  the feasibility of breaking out and unbundling various components of delivery service, such as meter reading.

   Delivery tariff revenues approved by the ICC are to be set at a level that allows IP to recover all just and reasonable costs associated with providing delivery services to those customers who choose to acquire power from alternate retail electric suppliers.

     P.A. 90-561 includes provisions allowing utilities to unbundle or segregate assets. Illinova and IP are evaluating the benefits of creating a separate

Illinova   subsidiary  to  which  the  IP  fossil  generation  assets  would  be transferred. IP would be required to demonstrate to the ICC that it will continue to be able to serve its retail customers reliably and that the transfer is not likely to cause IP to seek a rate increase during the mandatory transition period, which extends through 2004. The new subsidiary, if formed, will be regulated by FERC.

     See "Note 4 -- Commitments and Contingencies" for a discussion of Fuel Cost Recovery.

     See "Note 6 -- Facilities Agreements" for a discussion of Soyland and the Soyland PCA.


POWER SUPPLY AND RELIABILITY

See "Note 4 -- Commitments and Contingencies" for a discussion of Power Supply and Reliability.


YEAR 2000

Passing from 1999 into 2000 creates a risk that computer-dependent processes will fail because the date will be read as "1900." IP began its Year 2000 project in November 1996. A central organization is providing overall guidance and coordination among the business groups, meeting monthly to share information, conducting internal project reviews, and producing monthly status reports to all levels of IP management. Bi-monthly Year 2000 readiness reports are provided to IP's Board of Directors.

     The Year 2000 project involves evaluation and testing of software, hardware, and business processes, including mainframe and personal computer software and hardware, process computer software and hardware, end-user computing, telecommunications and networks, vendor-purchased packages, embedded systems, facility control systems, vendors/suppliers, financial institutions, and electronic interfaces with outside agencies.

     The Year 2000 efforts are focused on those systems and processes necessary to provide safe, reliable service and essential administrative support. Priority is given to "mission critical" and "important to operations" systems, components, and processes, including generation facilities (e.g. power plants and fuel suppliers), transmission and distribution facilities (e.g. power lines, transformers, gas lines, and meters), building systems (e.g. climate control and security), and administrative systems (e.g. billing, payroll, and accounts payable).

     The project is divided into two focus areas. The first deals with IT software, hardware, and infrastructure. This includes the billing system, payroll system, accounts payable system, personal computers, telecommunications, networks, and mainframes.

     The second focus area targets non-IT operational systems and processes, which encompass most of the systems and business processes actually used to deliver electricity and gas to customers. This is also the area where embedded systems and microprocessors are found. Included in this focus area are power plant facilities, transportation systems such as railways and barges, fuel suppliers, electric and gas transmission and distribution facilities, substations and transformers, meters, building systems such as HVAC and security, and financial institutions.

     The project has six phases: awareness, inventory, process analysis, assessment, implementation, and contingency planning. The awareness phase focuses on raising visibility of the Year 2000 issue with employees, top management, customers, suppliers, and other business partners. This is an on-going activity. The inventory and process analysis phases identify systems, hardware, and business processes that may be affected by the Year 2000 problem. In the assessment phase, an analysis is performed on each inventoried item to determine how it will be affected by Year 2000 and how critical the item may be. In this phase, implementation plans and budgets are developed and documented. The implementation phase consists of upgrading, replacing, or repairing "mission critical" and "important to operations" items affected by Year 2000. Testing and production implementation occur in this phase. In the contingency planning phase, plans are developed and documented to ensure business continuity. These plans address various ways of handling unusual and unexpected circumstances that may occur due to Year 2000 problems.

     Internal project reviews are performed to help ensure consistency of project tasks and documentation and to identify weaknesses that need to be addressed. In addition, these reviews help identify any issues that overlap business groups which may need project sponsorship for resolution.


     IP has completed its awareness, inventory, assessment, and process analysis phases. The table below provides further details differentiating between IT and non-IT.


IP Status -- February 1999
                               IT                          Non-IT
                          %      Completion            %       Completion
                      Complete      Date       *    Complete      Date      *

Awareness               100      02/01/97      a     100      04/29/98      a
Inventory               100      01/20/97      a     100      07/31/98      a
Assessment              100      05/09/97      a     100      09/30/98      a
Process Analysis        100      11/30/98      a     100      02/28/99      a
Implementation --
  (Mission Critical)     69      06/30/99      e      52      11/30/99      e**
Implementation --
  (Important to
  Operations)            78      06/30/99      e      58      06/30/99      e
Contingency Planning     10      06/30/99      e      27      06/30/99      e

* "a" = Actual    "e" = Estimated

** With the exception of four process computing systems at Clinton, it is projected that all IP Year 2000 implementation activities will be completed by June 30, 1999. However, Clinton still plans to be Year 2000 ready, per NRC requirements, by developing contingency plans that will allow operation.

     IT systems and infrastructure are approximately 74% complete, with 100% completion projected by June 30, 1999. The customer billing system, materials management system, accounts payable system, and power plant maintenance planning system have been remediated and are now Year 2000 compliant. The payroll system and shareholder system remediation will be completed during first quarter 1999. Year 2000 work has not caused any IT projects to be delayed, and thus no maintenance costs have been deferred.

     The DOE has charged the NERC with taking the lead in facilitating North America-wide coordination of electric utilities' Year 2000 efforts. The collective efforts of the industry will minimize risks imposed by Year 2000 to the reliable supply of electricity. NERC has in turn assigned the regional reliability councils the responsibility of assessing their respective networks to ensure reliable electric supply. IP is taking an active role within its regional council (MAIN) in assessment and renovation of the grid and in developing contingency plans to minimize any unexpected Year 2000 grid problems.

     NERC's second status report presented to the DOE on January 11, 1999, stated that "with more than 44% of mission-critical components tested through November 30, 1998, findings continue to indicate that transition through critical Year 2000 (Y2k) rollover dates is expected to have minimal impact on electric system operations in North America." IP's electric system operations Year 2000 completion status through November 30, 1998 is at 57%, which compares favorably to the average status of all utilities reported to NERC.

     NERC has recommended that all "mission critical" systems needed to meet demand and reliability obligations be Year 2000 ready by June 30, 1999. IP is working diligently to meet the June 30, 1999, deadline. It is currently projected that all IP fossil power plants and field transmission and distribution items will be fully Year 2000 ready by that date. With the exception of four process computing systems at Clinton, it is projected that all IP Year 2000 implementation activities will be completed by June 30, 1999. However, Clinton still plans to be Year 2000 ready, per NRC requirements, by developing contingency plans that will allow operation.

     IP is participating in the Year 2000 activities of other utility organizations, such as Electric Power Research Institute, Nuclear Energy Institute, American Gas Association, and Edison Electric Institute. Through involvement in these organizations, IP is leveraging the combined knowledge and expertise of all utilities to accelerate progress in resolving Year 2000 issues.

   The total cost for achieving Year 2000 readiness for IP is estimated to be approximately $20.6 million through 1999. Through the end of 1998, $8.4 million, or 41%, of the total $20.6 million had been spent. Expenditures in 1999 are expected to be higher than in 1998 due to $9.1 million yet to be spent for Clinton.

   IP has recently initiated contingency planning efforts. This work is planned for completion by June 30, 1999. The majority of the work already completed involves IP's role in MAIN's contingency planning efforts for electric systems operations in accordance with NERC's guidelines.

   The primary contingency planning activities in 1999 involve IP's "mission critical" business processes. Contingency plans will be developed in accordance with industry guidelines such as those of NERC and the General Accounting Office and will require senior management review and approval. These plans will address business continuity and the ability to maintain and deliver essential products and services to customers in the event of unexpected Year 2000 problems.

   IP is currently assessing potential worst-case scenarios. Such a scenario might include one or both of the following events: winter storms coupled with a significant Year 2000 system problem that compounds emergency response efforts and/or loss of a major telecommunications carrier that causes disruptions in dispatching generation, dispatching emergency response crews, and communicating with financial institutions.

   Contingency plans will address the above scenarios as well as any other potential scenarios that could affect the ability to serve customers and maintain the financial viability of IP.

   IP is taking a proactive role in working with vendors and suppliers with respect to Year 2000 issues. Each business group within IP has taken responsibility for contacting vendors for each of the "mission critical" and "important to operations" items supplied by them. Each vendor is requested to provide detailed information on Year 2000 functionality and operability on products supplied by them. In addition, the Purchasing and Material Control Group has sent letters to more than 3,600 IP vendors used in recent years. These letters provide an overview of the Year 2000 problem and ask the vendors to provide a summary of their Year 2000 efforts so that IP can gain a better understanding of their ability to provide products and services beyond January 1, 2000.

   In addition to letters, face-to-face discussions were conducted with IP's 16 alliance suppliers. Alliance suppliers are key suppliers with which IP has worked to establish a business relationship based on mutual expectations and trust. Both parties work together to achieve a single set of objectives which result in reduced costs to IP. IP's alliance suppliers currently account for roughly 80% of IP's purchasing volume. Because of this high percentage, a dialogue was established with each supplier to assess its approach to Year 2000 compliance. Based on these discussions, IP believes each of these 16 suppliers has adequately addressed Year 2000 concerns.

   IP is also taking numerous steps to keep customers informed of the status of the Year 2000 efforts. IP can best address customers' concerns by providing open, forthright communications on a timely basis. Year 2000 communication efforts are multi-faceted to deal with all classes of customers, from residential to major industries.


CONSOLIDATED RESULTS OF OPERATIONS

1998

IP is comprised of five business groups. The business groups and their principal services are as follows:

- IP Customer Service Business Group -- transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas.

- IP Wholesale Energy Business Group -- fossil-fueled electric generation, wholesale electricity transactions, and dispatching activities.

-    IP Nuclear Generation Business Group -- nuclear-fueled electric generation.

- IP Financial Business Group -- provides financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services.

- IP Support Services Business Group--provides specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.


     These business groups review information monthly that provides contribution margin, cash flow, and return on net invested capital measures. These measures for Customer Service were favorable. Generally, the other business groups reflected unfavorable results as the Clinton restart activity and the summer supply situation negatively impacted their outcomes.


Customer Service
Transmission, Distribution and Sale of Electric Energy: The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy Business Group; electricity was provided to the Customer Service Business Group at a fixed 2.5 cents per kwh.

   Retail electric revenues, excluding interchange sales, decreased 1.6% due to decreased sales to residential and commercial customers and the 15% residential rate decrease mandated by P.A. 90-561, which became effective August 1, 1998. Also contributing to the decrease in revenue was a voluntary one-time August rate reduction of 7.5% for residential and small commercial customers.

Transmission, Distribution and Sale of Natural Gas: Revenues are derived through regulated tariffs. Revenues from gas sales and transportation were down 18.6%, while therms sold and transported were down 8.9%. The decrease in therm sales was caused by milder than usual weather. The margin on gas sales and transportation decreased 5.5%, resulting from decreases in both therms sold and therms transported, partially offset by decreased gas costs.

Wholesale Energy
Contracts for increased interchange sales were entered into with the expectation that the Clinton nuclear generating station would operate during 1998. When the station did not operate, it was necessary to purchase replacement power on the market. This replacement power was much more expensive than normal, causing electric margin to decrease.

   Wholesale Energy provided interchange power to the Customer Service Business Group at 2.5 cents per kwh.

Nuclear
IP's only nuclear generating station, Clinton, did not generate electricity during 1998. Its only revenues were those paid by customers under tariff riders to fund the decommissioning trust. Nuclear's results were unfavorably affected by higher operating and maintenance expenses and capital expenditures associated with the Clinton outage. Additionally, Nuclear was assessed a cost of 1.43 cents (which represents a higher level of costs over internal pricing due to market conditions) times its actual historical average generation to simulate the cost of replacement power.

Other
Included in this category are the Financial Business Group and the Support Services Business Group. These segments did not individually meet the minimum threshold requirements for separate disclosure.

   See "Note 13 -- Segments of Business" for additional information regarding IP's segments.

Overview

(Millions of dollars)                    1998         1997        1996

Net income (loss) applicable
  to common stock                     $ (1,572)     $   (65)     $  206
Net income (loss) applicable
  to common stock excluding
  Clinton plant impairment
  loss in 1998, extraordinary
  item in 1997 and carrying
  amount over (under)
  consideration paid for
  redeemed preferred stock
  in 1997 and 1996                    $    (49)     $   129      $  206


1998: The decrease in 1998 earnings compared to 1997 was due primarily to the Clinton impairment, an increase in power purchased cost due to unprecedented summer price spikes, additional power purchases to serve increased volumes of interchange sales, market losses recorded on forward power purchase and sales contracts as part of the wholesale trading business, and higher operation and maintenance expenses due to the extended outage at Clinton.

1997: The decrease in 1997 earnings compared to 1996 was due primarily to the extraordinary item related to discontinued application of FAS 71 for the generation segment, higher operation and maintenance expenses due to the extended outage at Clinton, higher power purchased costs due to outages at Clinton and Wood River, and an increase in uncollectible accounts expense.

1996: The increase in 1996 earnings per share over 1995 was due primarily to the one-time charge in 1995 for the enhanced retirement and severance programs, lower operations expense due to the reduction in number of employees, and lower financing costs.

   Regulators historically have determined IP's rates for electric service: the ICC at the retail level and FERC at the wholesale level. The ICC determines IP's rates for gas service. These rates have been designed to recover the cost of service and allow shareholders the opportunity to earn a reasonable rate of return. As described under "Competition" above, P.A. 90-561 phases in a competitive marketplace for electric generation while maintaining cost-based regulation for electric delivery services and gas service, protecting the financial integrity of the company during the transition period. Future electric and natural gas sales, including interchange sales, will continue to be affected by an increasingly competitive marketplace, changes in the regulatory environment, transmission access, weather conditions, competing fuel sources, interchange market conditions, plant availability, fuel cost recoveries, customer conservation efforts, and the overall economy.

Electric Operations: For the years 1996 through 1998, electric revenues, including interchange, increased 32.9% and the gross electric margin decreased 22.5% as follows:


(Millions of dollars)                    1998         1997        1996

Electric revenues                     $1,224.2     $1,244.4    $1,202.9
Interchange revenues                     557.2        175.6       137.6
Fuel cost & power
  purchased                             (985.4)      (450.3)     (313.3)

   Electric margin                    $  796.0      $ 969.7    $1,027.2


The components of annual changes in electric revenues were:

(Millions of dollars)                    1998         1997        1996

Price                                 $  (65.5)    $  (11.5)     $ (7.2)
Volume and other                          35.1          9.7         6.4
Fuel cost recoveries                      10.2         43.3       (48.9)
  Revenue increase
    (decrease)                        $  (20.2)    $   41.5      $(49.7)

1998: Electric revenues excluding interchange sales decreased 1.6% due to the 15% residential rate decrease mandated by P.A. 90-561 and effective August 1, 1998. Also contributing to the decrease in revenue was the one-time August billing rate reduction of 7.5% for residential and small commercial customers and the discontinuance of certain revenue related taxes, in accordance with P.A. 90-561. Interchange revenues increased 217.4% primarily due to increased activity on the interchange market. Electric margin decreased primarily due to higher power purchased costs and the elimination of the UFAC.

1997: Electric revenues excluding interchange sales increased 3.4%, primarily due to an increase in revenues under the UFAC and increased wheeling revenues. Interchange revenues increased 27.6% due to the receipt of an opt-out fee from Soyland under the amended PCA and increased interchange activity. Electric margin decreased primarily due to increased power purchased costs as a result of outages at Clinton and the fossil stations.

1996: Electric revenues excluding interchange sales decreased 4%, primarily due to a reduction in revenues under the UFAC. Volume changes by customer class were insignificant, as kwh sales to ultimate consumers (excluding interchange sales and wheeling) decreased .3%. Interchange revenues increased 18.3% as a result of higher plant availability in the first half of the year.

   The cost of meeting IP's system requirements was reflected in fuel costs for electric plants and power purchased. Changes in these costs are detailed below:

(Millions of dollars)                    1998         1997         1996

Fuel for electric plants
  Volume and other                     $  28.3      $ (37.7)     $ 15.4
  Price                                    5.7         (8.5)      (12.0)
  Emission allowances                     (7.5)        12.3          .8
  Fuel cost recoveries                    (8.7)        18.2       (30.0)

                                          17.8        (15.7)      (25.8)

Power purchased                          517.3        152.7         5.7

  Total increase (decrease)           $  535.1      $ 137.0      $(20.1)

Weighted average system
  generating fuel cost
  ($/MWH)                             $  12.79      $ 12.06     $ 11.01


   System  load  requirements,   generating  unit  availability,   fuel  prices,
purchased power prices, resale of energy to other utilities, emission allowance costs, and fuel cost recovery through UFAC caused changes in these costs.

   Changes in factors affecting the cost of fuel for electric generation are detailed below:

                                         1998         1997        1996

Increase (decrease)
  in generation                           10.9%      (25.4)%        5.4%

Generation mix
  Coal and other                           100%         100%         78%
  Nuclear                                    0%           0%         22%


1998: The cost of fuel increased 7.6% and electric generation increased 10.9%. The increase in fuel cost was primarily a result of running peaking units and reactivation of oil-fired plants from cold shutdown. These factors were partially offset by effects of the 1997 UFAC and decreased emission allowance costs.

   Power purchased increased $517.3 million. This amount consisted of higher prices resulting in an increase of $274 million, a $215 million increase to serve increased volumes of interchange sales, and market losses of $28 million recorded on forward power purchase and sales contracts. Income from interchange sales was $382 million higher than in 1997 due to increased sales volumes and higher prices. Although IP's margin on volumes between 1998 and 1997 resulted in IP being a net seller, higher prices resulted in a $135 million net purchase margin. See "Note 4 -- Commitments and Contingencies" for additional information.

1997: The cost of fuel decreased 6.3% and electric generation decreased 25.4%. The decrease in fuel cost was primarily attributable to decreased generation and a favorable price variance. These factors were partially offset by effects of the UFAC and increased emission allowance costs. Power purchased increased $152.7 million primarily due to Clinton and Wood River being out of service.

1996: The cost of fuel decreased 9.4% and electric generation increased 5.4%. The decrease in fuel cost was primarily attributable to the effects of the UFAC, as well as a favorable price variance. These factors were partially offset by an increase in fuel cost due to the increase in generation. Power purchased increased $5.7 million primarily due to the Clinton outage. Clinton's equivalent availability and generation were lower than in 1995 due to that outage.

Gas Operations: For the years 1996 through 1998, gas revenues, including transportation, decreased 17.3%, while the gross margin on gas revenues decreased 5.1% as follows:


(Millions of dollars)                    1998         1997        1996

Gas revenues                           $ 281.1      $ 345.2     $ 341.4
Gas cost                                (149.6)      (207.7)     (202.6)
Transportation revenues                    6.7          8.7         6.8

  Gas margin                           $ 138.2      $ 146.2     $ 145.6


(Millions of therms)
Therms sold                                503          537         703
Therms transported                         267          309         251

  Total consumption                        770          846         954


Changes in the cost of gas purchased for resale were:

(Millions of dollars)                    1998         1997        1996

Gas purchased for resale
  Cost                                 $  (5.3)     $   8.0      $ 49.0
  Volume                                 (23.2)       (30.0)        8.5
  Gas cost recoveries                    (29.6)        27.1         6.3

  Total increase (decrease)            $ (58.1)     $   5.1      $ 63.8

Average cost per therm
  delivered                             27.1(cents)  28.0(cents)  26.7(cents)


   The 1998 decrease in gas costs was due to low gas prices and a decrease in therm sales caused by mild weather. The 1997 increase in gas costs was due to slightly higher prices from suppliers and effects of the UGAC, offset by a decrease in volume. The 1996 increase in gas costs was primarily due to higher prices from suppliers and the effects of the UGAC.

Other Expenses: A comparison of significant increases (decreases) in other operating expenses, maintenance, and depreciation for the last three years is presented in the following table:

(Millions of dollars)                    1998         1997        1996

Other operating expenses               $  91.1      $  40.6     $  (9.8)
Maintenance                               44.6         12.0         (.3)
Depreciation and amortization              4.8          8.8         3.5

   The increase in operating and maintenance expenses for 1998 is primarily due to the outage at Clinton. Other increases include outside consulting fees, customer marketing activities, and employee benefits.

   The increase in operating and maintenance expenses for 1997 is primarily due to increased company and contractor labor at Clinton and the fossil plants. An increase in uncollectible accounts expense and disposal of surplus inventory also contributed to the increase.

   The decrease in operating expenses for 1996 is due primarily to the savings from the 1995 enhanced retirement and severance program, partially offset by the costs of the Clinton outage and increased amortization of MGP site expenses. The ICC approved tariff riders in March 1996 that resulted in the current recognition of MGP site remediation costs in operating expenses. The 1996 increase amounted to $5.5 million. This increase is offset by increased revenues collected under the riders.

   The increases in depreciation and amortization for each of the three years were due to increases in utility plant balances.

General Taxes: The decrease in general taxes of $10.6 million in 1998 is primarily the result of P.A. 90-561, which shifted the revenue tax burden from IP to its customers. The decrease was partially offset by costs to fund a program, provided for in P.A. 90-561, that helps low-income customers avoid shutoffs. The 1997 and 1996 changes in general taxes were negligible.

Clinton  Plant  Impairment   Loss:  See  "Note  2  --  Clinton   Impairment  and
Quasi-Reorganization" for additional information.

Miscellaneous--Net: The 1996 through 1998 changes in miscellaneous-net were negligible.

Interest Charges: Total interest charges, including AFUDC and preferred dividend requirements, increased $.8 million in 1998, decreased $3.4 million in 1997, and decreased $20.8 million in 1996. The increase in 1998 was negligible. The decrease in 1997 is primarily due to the continued benefits of IP refinancing efforts and capitalization reductions, partially offset by increased IP short-term borrowings and lower AFUDC. The 1996 decrease was due to lower short-term interest rates and the impact of IP refinancing efforts and capitalization reduction during 1996.

Inflation: Inflation, as measured by the Consumer Price Index, was 1.6%, 2.3%, and 3.0% in 1998, 1997, and 1996, respectively. IP recovers historical rather than current plant costs in its regulated rates.


FINANCIAL CONDITION

Liquidity and Capital Resources
IP's financial condition is a product of its historical capital structure, the terms of its existing indebtedness, various regulatory considerations, and the cash flow generated by its businesses. In general, IP historically has been able to either generate sufficient funds or raise sufficient funds at investment grade credit quality to meet all of its financial needs. IP's sources of funds and primary non-operating uses of funds are described below. See "Note 9 -- Long-Term Debt" and "Note 10 -- Preferred Stock" for additional information regarding IP's outstanding indebtedness.

Mortgages: Historically, a substantial portion of the funds needed by IP have been provided by indebtedness issued pursuant to its general obligation mortgages. These include a 1943 mortgage (First Mortgage) and a 1992 mortgage (New Mortgage) that is intended, over time, to replace the First Mortgage. Both mortgages are secured by liens on substantially all of IP's properties. In general, IP is able to issue debt secured by the mortgages provided that (i) its "adjusted net earnings" are at least two times its "annual interest requirements," and (ii) the aggregate amount of indebtedness secured by the mortgages does not exceed three-quarters of the original cost of the property subjected to the lien of the mortgages, reduced to reflect property that has been retired or sold. It also generally can issue indebtedness in exchange for repurchased and retired indebtedness independent of whether these two tests are met.


   At December 31, 1998, IP had outstanding approximately $1.6 billion in indebtedness pursuant to the mortgages and could have issued approximately $550 million in additional indebtedness based on its property levels. In addition, IP could have issued approximately $334 million in exchange for previously issued indebtedness that had been repurchased by IP. The sale or shutdown of Clinton or IP's fossil plants, or both, would eliminate IP's capacity to issue indebtedness under these mortgages based on property additions. As a consequence, IP is exploring various strategies under which the mortgages may be amended to permit further issuances or means to release the indebtedness from the mortgage. Regardless of the status of Clinton, IP is still able to issue new indebtedness pursuant to the mortgage based on repurchased and retired indebtedness. Also, IP had unsecured non-mortgage borrowing capacity totaling approximately $410 million at December 31, 1998. This capacity is higher than normal as a result of securitization proceeds received in December 1998.

Cash Requirements and Cash Flow: IP needs cash for operating expenses, interest and dividend payments, debt and certain IP preferred stock retirements, construction programs, and decommissioning. IP has met these needs with internally generated funds and external financings, including debt and revolving lines of credit. The timing and amount of external financings depend primarily on cash needs, economic conditions, financial market conditions, and capitalization ratio objectives.

   Cash flows from operations during 1998 were supplemented by external financings to meet ongoing operating requirements and to service existing common and preferred stock dividends, debt requirements, and IP's construction requirements. Liquidity at IP has decreased in 1998 as a result of higher than expected costs for purchased power and for Clinton expenditures, coupled with lower electric revenues resulting from the rate decrease mandated by P.A. 90-561.

   IP expects that future cash flows, supplemented by external financing, will continue to be adequate to meet operating requirements and to service existing debt, preferred dividends, anticipated construction requirements, and decommissioning costs.

Dividends: Illinova is a holding company and depends upon its subsidiaries for its non-financing cash flow. IP, as the provider of substantially all of this cash flow, typically pays dividends on its common stock to provide Illinova cash for operations. Contingent on IP meeting a free cash flow test, the ICC has authorized IP to periodically repurchase its common stock from Illinova. IP did not satisfy the test at year-end 1998 and does not anticipate satisfying the test in 1999.

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

   IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment and by the Federal Power Act, which precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." At December 31, 1998, IP had a zero balance in retained earnings and was thus unable to declare a dividend on its common or preferred stock. Payment of preferred dividends on February 1, 1999, was made out of a trust created in November 1998 for this purpose. IP's retained earnings balance is expected to grow sufficiently during 1999 to support payment of IP common and scheduled preferred dividends. Illinova will secure payment of IP preferred dividends through 1999.

   IP periodically reviews its dividend policies based on several factors, including its present and anticipated future use of cash, level of retained earnings, and business strategy.

Debt Ratings: The availability and cost of external financing depend to a significant degree on the financial health of the company seeking those funds. Security ratings are an indication of a company's financial position and may affect the cost and the willingness of investors to invest in these securities. IP's securities are currently rated by four principal rating agencies as follows:

                                          Standard     Duff &    Fitch
                               Moody's    & Poor's     Phelps    IBCA

First/New mortgage
  bonds                         Baa1        BBB          BBB+     BBB+
Preferred stock                 baa2        BB+          BBB-     BBB-
Commercial paper                P-2         A-2          D-2      F2
Transitional funding
  trust notes                   Aaa         AAA          AAA      AAA

   Under current market conditions, these ratings would afford IP the ability to
issue  additional  securities  through  external  financing.   IP  has  adequate
short-term and intermediate-term bank borrowing capacity.

   In April 1994, S&P lowered IP's mortgage bond rating to BBB from BBB+. In July 1996, Moody's upgraded IP's securities, raising mortgage bond ratings from Baa2 to Baa1 and preferred stock ratings from baa3 to baa2. In July 1998, both Moody's and S&P revised their ratings outlook for IP. Moody's rating went from stable to negative and S&P from positive to stable, reflecting effects of the extended Clinton outage and unprecedented prices for purchased power during late June 1998. In November 1998, Fitch IBCA affirmed the ratings of IP's first and new mortgage bonds at BBB+ and IP's preferred stock at BBB-. Fitch IBCA also established a new commercial paper rating of F2 for IP.

   In February 1999, S&P announced it had implemented a new single credit rating scale for both debt and preferred stock. As a result, S&P rerated all the preferred stock issues and similar debt/equity issues that carry ratings from S&P to conform to the new scale. As a result of this change, the rating on IP's preferred stock was changed to BB+ from BBB-. On March 4, 1999, Moody's placed all of the securities of Illinova and IP under review for possible downgrade, citing erosion of cash flow and an expected increase in leverage caused by the extended Clinton outage. Moody's also acknowledged the positive impact of the decision to exit Clinton and the progress made in bringing Clinton back to on-line status. This review does not include the $864 million of Transitional Funding Trust Notes issued by IPSPT, which are expected to remain rated Aaa.

   In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-561. All four agencies rated this debt triple A. See discussion of "Securitization."

Recent Financing: Changes in principal amounts of capital sources for 1998, 1997, and 1996, including normal maturities and elective redemptions, were as follows:

(Millions of dollars)                     1998         1997        1996

Long-term debt                              64          (11)       (154)
Preferred stock                             --          (39)         71
Transitional funding
  trust notes*                             864           --          --

Total increase (decrease)               $  928       $ (50)       $ (83)

*See discussion of "Securitization."

   The amounts shown in the preceding table for debt retirements do not include all mortgage sinking fund requirements. IP has generally met these requirements by pledging property additions as permitted under IP's 1943 Mortgage and Deed of Trust and the 1992 New Mortgage. For additional information, see "Note 9 -- Long-Term Debt" and "Note 10 -- Preferred Stock."

   In March 1998, IP issued $18.7 million principal amount and $33.8 million principal amount of 5.40% Pollution Control New Mortgage Bonds due 2028. In April 1998, IP redeemed all principal amounts outstanding of its 6.00% Pollution Control First Mortgage Bonds due 2007 ($18.7 million) and its 8.30% Pollution Control First Mortgage Bonds due 2017 ($33.8 million). In May 1998, a $200 million debt shelf registration for IP debt securities became effective. In July 1998, IP issued $100 million principal amount of 6.25% New Mortgage Bonds due 2002 against this registration. In September 1998, IP issued $100 million principal amount of 6.00% New Mortgage Bonds due 2003 against this same shelf registration. In September 1998, IP issued a call notice on the principal amount outstanding of its 6.60% Series A Pollution Control First Mortgage Bonds due 2004 ($6.0 million). The bonds were called at par in November 1998. All of the remaining $68 million principal amount IP medium-term notes matured and were retired in 1998.

Securitization: In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes, with IP as servicer. This debt, secured by collections of future electric energy deliveries, represents 25% of IP's total capitalization at December 31, 1996, as allowed by the 1997 Electric Utility Transition Funding Law and approved by the ICC. The law allows IP to use this lower cost debt to repurchase debt and equity, which lowers IP's overall cost of capital. IP has to have at least a 40% common equity ratio, exclusive of securitized debt, when the process is completed.

   On September 16, 1998, IP filed a SEC Form S-3 shelf registration statement for this $864 million offering. On September 30, 1998, the Internal Revenue Service issued to IP a private letter ruling that, among other things, the notes will be obligations of IP for federal income tax purposes. Interest paid on the notes generally will be taxable to a United States Noteholder as ordinary interest income.

   IP has used funds from this offering to redeem all principal amounts outstanding of its 6.60% Pollution Control First Mortgage Bonds due 2004 ($6.0 million), its 8.75% First Mortgage Bonds due 2021 ($57.1 million), and its 8.00% New Mortgage Bonds due 2023 ($229 million). A redemption notice was issued in December 1998, and the 8.75% First Mortgage Bonds and the 8.00% New Mortgage

Bonds were called January 11, 1999. Through March 9, 1999, IP has also used funds from the IPSPT issuance to repurchase in the open market $36.8 million principal amount of its 6.5% First Mortgage Bonds due 1999, $55.9 million principal amount of its 7.95% First Mortgage Bonds due 2004, and $28.5 million principal amount of its 7.50% New Mortgage Bonds due 2025. In addition, IP repurchased $6.6 million, net of premiums and discounts, of various series of preferred stock and MIPS. IP has used another $49.3 million from the IPSPT to repurchase approximately 2.3 million of its shares from Illinova.

Preferred Stock: At a special meeting in May 1998, IP preferred shareholders voted on a proposal to amend the Articles of Incorporation to remove a limitation on the amount of unsecured debt IP can issue. A majority of votes cast favored the proposal, but not the two-thirds majority required.

Capital Expenditures: Construction expenditures for 1996 through 1998 were approximately $723 million, including $14.7 million of AFUDC. IP estimates that it will spend approximately $370 million for construction expenditures in 1999. IP construction expenditures for 1999 through 2003 are expected to total approximately $1.2 billion. In light of the December 1998 decision to exit Clinton and resulting Clinton impairment entries, no nuclear construction is included in the above estimates.

   Due to the failure of Clinton to restart by January 31, 1999, a provision in the lease agreement between IP and the Fuel Company requires IP to deposit $62 million cash, in March 1999, with the Fuel Company Trustee for the benefit of investors in secured notes of the Fuel Company. These notes mature December 1, 1999, at which time these funds will be used to pay principal and interest on the notes' principal amount of $60 million.

   Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades, and other costs which cannot be determined at this time.

   In addition to IP's construction expenditures, IP capital expenditures for 1999 through 2003 are expected to include $522 million for mandatory debt retirements. In addition, IPSPT has long-term debt maturities of $86.4 million in each of the above years.

Decommissioning: Because of IP's Board of Directors' decision to exit Clinton, IP must be prepared to fund the cost of decommissioning the plant. Assuming the most conservative immediate decommissioning method, IP estimates it will cost approximately $376 million between 1999 and 2003. IP currently has $84 million in decommissioning trust funds and would expect this amount to be used as well as $37 million in additional collections from customers, including interest on the trust, during this time period. In addition, IP will need to fund approximately $255 million from other sources. IP is pursuing insurance and other options, including a delayed decommissioning method which requires significantly less cash in the next few years.

   IP continues to pursue discussions with various parties interested in purchasing Clinton. In the event of a sale of Clinton, IP expects to incur some amount of obligation to provide decommissioning funds. The timing and amount of such obligations cannot be determined at this time.

   See "Note 4 -- Commitments and Contingencies" for additional information. Internally generated cash, supplemented by external financing, will meet all decommissioning, construction, and capital requirements.

Environmental Matters: See "Note 4 -- Commitments and Contingencies" for a discussion of environmental matters that impact or could potentially impact IP.

Tax Matters: See "Note 7 -- Income Taxes" for a discussion of effective tax rates and other tax issues.


MARKET RISK

Risk Management: IP is exposed to both non-trading and trading market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices, and other relevant market rate or price changes. Non-trading market risks include interest rate risk, equity price risk, and commodity price risk. Trading market risk is comprised of commodity price risk. For a discussion of credit risk exposure, see "Note 15 -- Financial and Other Derivative Instruments." IP's risk management policy allows the use of derivative financial instruments to manage its financial exposures. Market risk is measured through various means, including VaR models. VaR represents the potential losses for an instrument or portfolio resulting from hypothetical adverse changes in market factors for a specified time period and confidence level. It does not represent the maximum possible loss or an expected loss that may occur. Future gains and losses will differ from those estimated, based on actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the portfolio of derivative financial instruments during the year.

Interest Rate Risk: IP is exposed to interest rate risk as a result of financing through its issuance of fixed or variable-rate debt, including commercial paper issuances or bank notes. Interest rate risk is the exposure of an entity's financial condition to adverse movements in interest rates. Interest rate exposure is managed according to policy by limiting variable-rate exposure to a certain percentage of capitalization, utilizing derivative instruments when deemed appropriate, and monitoring the effects of market changes in interest rates. At December 31, 1998, there were no derivative financial instruments in use related to interest rate risk.

   IP's debt portfolio VaR was calculated quarterly based on variance/covariance methodology using the RiskMetrics FourFifteen(TM) model. VaR was calculated based on a 95 percent confidence factor and a holding period of one business day. Interest rate risk as measured by VaR for 1998 follows:

                             Low        High    Average
(Millions of dollars)        VaR        VaR       VaR

IP                         $ 6.7       $14.2     $ 9.9

Other Market Risk: IP is exposed to equity price risk. Equity price risk is the risk of loss on equity investments from unfavorable movements in equity prices. IP maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. See "Note 4 -- Commitments and Contingencies." As of December 31, 1998, these funds were invested in domestic and international equity securities, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes equity investments, IP is maximizing the return to be used to fund nuclear decommissioning, which in the long term will correlate better with inflationary increases in decommissioning costs. The equity securities included in the corporation's portfolio are exposed to price fluctuation in equity markets, and the fixed-rate, fixed-income securities are exposed to market risk as a result of fluctuations in interest rates. IP actively monitors its portfolio by benchmarking the performance of its investments against equity and fixed-income indexes. It maintains and periodically reviews established target allocations of the trust assets approved in the investment policy statements. Nuclear decommissioning costs have historically been recovered through IP's electric rates and the Soyland PCA. Therefore, fluctuations in equity prices or interest rates have not affected the earnings of the corporation. In the future, changes in the investments' fair value will be reflected in the regulatory asset for probable future collections from customers of decommissioning costs, and fluctuations in interest rates will be reflected in earnings.

Commodity Price Risk: Commodity price risk is the risk of loss arising from adverse movements in commodity prices. IP is exposed to the impact of market fluctuations in the price of electricity. Established policies and procedures are employed to manage its risks associated with those market fluctuations using various commodity derivatives, including futures, forwards, swaps and options. IP is exposed to trading commodity price risk through its energy trading business and non-trading commodity price risk through its energy generation business. To measure, monitor, and manage its commodity price risk, IP utilizes "Monte Carlo" simulations of both trading and non-trading positions based on a 95 percent confidence level. At December 31, 1998, trading VaR utilizing a four-day holding period was $1.3 million. Non-trading VaR utilizing a one-year holding period was $13.7 million.


SAFE HARBOR

Certain of the statements contained in this report, including those in Management's Discussion and Analysis, are forward-looking. Other statements, particularly those using words like "expect," "intend," "predict," "estimate," and "believe," also are forward-looking. Although IP believes these statements are accurate, its business is dependent on various regulatory issues, general economic conditions and future trends, and these factors can cause actual results to differ materially from the forward-looking statements that have been made. In particular:

- IP's activities are heavily regulated by both the federal government and the State of Illinois. This regulation has changed substantially over the past several years. The impacts of these changes include reductions in rates pursuant to P.A. 90-561 and a phasing in of the opportunity for an increasing number of customers to choose alternative energy suppliers. In addition, future regulatory changes are certain to occur and their nature and impact cannot be predicted.

- IP is likely to face increased competition in the future. Deregulation of certain aspects of IP's business at both the state and federal levels is occurring, the primary results of which so far are that competing generators of electricity will increasingly have the ability to sell electricity to IP's customers and to require IP to transmit and distribute that electricity. In addition, alternative sources of electricity, such as co-generation facilities, are becoming increasingly popular. When customers elect suppliers other than IP for their electricity, IP can avoid certain costs and can gain revenue from transmitting and distributing that electricity; however, the net effect of these elections generally is a decrease in IP's revenue and operating income. Illinois transition law is designed to protect utilities in three principal ways:

1) Departing customers are obligated to pay transition charges based on the utility's lost revenue from that customer;

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds; and

3) Utilities are permitted to seek rate relief in the event the change in law leads to their ROE falling below a specified minimum based on a prescribed test.

- IP is exploring various strategies to best respond to its changing business and regulatory environment. These strategies include acquisitions, focused growth of unregulated businesses, and other options. Although IP would only plan to undertake transactions that it believes are in the best interests of its shareholders, there can be no certainty that any transaction will fulfill these expectations.

- To meet IP customers' electricity requirements, IP produces electricity in Company-owned generation plants. Although IP has in place programs designed to match its supplies with its needs, many circumstances can occur which upset this balance. Specifically, generation facilities may experience unplanned outages forcing the Company to acquire additional supplies in the electricity marketplace. The availability and price of these additional supplies are uncertain and at times highly volatile. Such situations can lead to less profitable or even unprofitable outcomes.

- Clinton is a nuclear-fueled generation facility. Although IP believes that it operates this facility in accordance with all regulatory guidelines and in a safe manner, accidents can occur. Liabilities and costs from such accidents could exceed insurance provisions established for the Company and have a significantly negative effect on IP.

- There are various financial risks attendant to selling or shutting down Clinton. These risks include the possibility that IP has underestimated the costs necessary to effect a particular exit strategy. No nuclear facility sale has been completed and relatively little financial information regarding these transactions is available. Although the amounts used in IP's analyses and in recording year-end accounting results represent estimates based on guidance from industry experts, actual results may be materially different from the estimates. In addition, the Company continues to have ongoing nuclear operational exposures until the plant is sold or shut down.

- IP does not currently foresee any inability to obtain necessary financing on reasonably favorable terms. However, events can occur in the Company's business operations or in general economic conditions that could negatively impact the Company's financial flexibility. In addition, restructuring activities, such as the formation of an Illinova unregulated generation subsidiary, can introduce other factors that could impact the Company's financial flexibility. Further, the sale or shutdown of Clinton will substantially reduce the Company's ability to issue indebtedness under its existing mortgages. While the Company does not foresee any of these events resulting in significant difficulties in obtaining future financing on reasonably favorable terms, there can be no assurances that difficulties will not occur.


- The impact of environmental regulations on utilities is significant; and the expectation is that more stringent requirements will be introduced over time. Although IP believes it is in substantial compliance with all current regulations, IP cannot predict the future impact of environmental compliance. However, if more stringent requirements are introduced they are likely to have a negative financial effect.

- IP actively purchases and sells electricity and natural gas futures and similar contracts with respect thereto. While IP has adopted various risk management practices intended to minimize the risk of significant loss, trading in assets of these types is inherently risky and these risk management practices cannot guarantee that losses will not occur.

- Although IP believes that it will complete its Year 2000 preparation in a timely fashion, there can be no assurances that it will, or that unforeseen problems will not arise. The consequences of Year 2000 problems are so varied that IP can not predict this ultimate impact, if any. All forward-looking statements in this report are based on information that currently is available. IP disclaims any obligation to update any forward-looking statement.

ILLINOIS POWER COMPANY
Responsibility for Information

The consolidated financial statements and all information in this annual report are the responsibility of management. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements. In the opinion of management, the consolidated financial statements fairly reflect Illinois Power's financial position, results of operations and cash flows.

   Illinois Power believes that its accounting and internal accounting control systems are maintained so that these systems provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing the consolidated financial statements.

   The consolidated financial statements have been audited by Illinois Power's independent accountants, PricewaterhouseCoopers LLP, in accordance with generally accepted auditing standards. Such standards include the evaluation of internal accounting controls to establish a basis for developing the scope of the examination of the consolidated financial statements. In addition to the use of independent accountants, Illinois Power maintains a professional staff of internal auditors who conduct financial, procedural, and special audits. To assure their independence, both PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee of the Board of Directors.

   The Audit Committee is composed of members of the Board of Directors who are not active or retired employees of Illinois Power. The Audit Committee meets with PricewaterhouseCoopers LLP and the internal auditors and makes recommendations to the Board of Directors concerning the appointment of the independent accountants and services to be performed. Additionally, the Audit Committee meets with PricewaterhouseCoopers LLP to discuss the results of their annual audit, Illinois Power's internal accounting controls and financial reporting matters. The Audit Committee meets with the internal auditors to assess the internal audit work performed, including tests of internal accounting controls.




Charles E. Bayless
Chairman, President
and Chief Executive Officer




Larry F. Altenbaumer
Senior Vice President
and Chief Financial Officer

ILLINOIS POWER COMPANY
Report of Independent Accountants

In our opinion, the accompanying consolidated balance sheets and the related statements of income, statements of cash flows and statements of retained earnings, after the restatement described in Note 16 presents fairly in all material respects, the financial position of Illinois Power Company and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit requires examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As explained in Note 2 to the consolidated financial statements, the Company's commitment to exit nuclear operations resulted in an impairment of the Clinton Power Station in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in December 1998.

   As explained in Note 2 to the consolidated financial statements, the Company effected a quasi-reorganization in December 1998. In conjunction with the accounting for a quasi-reorganization, the Company adjusted the recorded value of specific assets and liabilities to fair value, including its fossil power generation stations. In addition, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" and Emerging Issues Task Force Statement 98-10, "Accounting for Energy Trading and Risk Management Activities."

   As explained in Note 1 to the consolidated financial statements, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," for its generation segment of the business in December 1997.




PricewaterhouseCoopers LLP
St. Louis, Missouri
February 26, 1999, except for Note 16
as to which date is February 28, 2000

Illinois Power Company
C O N S O L I D A T E D   S T A T E M E N T S   O F    I N C O M E
-------------------------------------------------------------------------------------------------------------------------

                                                                                                    (Millions of Dollars)
-------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                 1998              1997            1996
Operating Revenues                                                           As Restated

Electric                                                                    $  1,224.2         $ 1,244.4        $ 1,202.9
Electric interchange                                                             557.2             175.6            137.6
Gas                                                                              287.8             353.9            348.2
-------------------------------------------------------------------------------------------------------------------------
         Total                                                                 2,069.2           1,773.9          1,688.7
-------------------------------------------------------------------------------------------------------------------------

Operating Expenses and Taxes
Fuel for electric plants                                                         250.2             232.4            248.1
Power purchased                                                                  735.2             217.9             65.2
Gas purchased for resale                                                         149.6             207.7            202.6
Other operating expenses                                                         381.6             290.5            249.9
Maintenance                                                                      156.3             111.7             99.7
Depreciation and amortization                                                    203.6             198.8            190.0
General taxes                                                                    123.2             133.8            131.3
Income taxes                                                                     (30.9)            102.4            140.5
Income tax - impairment loss                                                    (982.8)              -                -
Clinton plant impairment loss (Note 2)                                         2,666.9               -                -
-------------------------------------------------------------------------------------------------------------------------
         Total                                                                 3,652.9           1,495.2          1,327.3
-------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                       (1,583.7)            278.7            361.4
-------------------------------------------------------------------------------------------------------------------------

Other Income
ITC - Clinton impairment                                                         160.4               -                 -
Miscellaneous - net                                                                2.6               3.0              1.5
-------------------------------------------------------------------------------------------------------------------------
         Total                                                                   163.0               3.0              1.5
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before interest charges                                         (1,420.7)            281.7            362.9
-------------------------------------------------------------------------------------------------------------------------

Interest Charges
Interest expense                                                                 134.9             135.9            140.8
Allowance for borrowed funds used during construction                             (3.2)             (5.0)            (6.5)
-------------------------------------------------------------------------------------------------------------------------
         Total                                                                   131.7             130.9            134.3
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) before extraordinary item                                   (1,552.4)            150.8            228.6
Extraordinary item net of income tax benefit
    of $ 118.0 million (Note 1)                                                    -              (195.0)             -
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                             (1,552.4)            (44.2)           228.6
Less - Preferred dividend requirements                                            19.8              21.5             22.3
Plus - Carrying amount over (under) consideration
       paid for redeemed preferred stock                                           -                 0.2             (0.7)
-------------------------------------------------------------------------------------------------------------------------
 Net income (loss) applicable to common stock                               $ (1,572.2)         $  (65.5)        $  205.6
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements which are an integral part of these statements. Prior years restated to conform to new financial format.



Illinois Power Company
C O N S O L I D A T E D   B A L A N C E   S H E E T S
--------------------------------------------------------------------------------------------------------------

                                                                                         (Millions of dollars)
--------------------------------------------------------------------------------------------------------------
December 31,                                                                           1998            1997
ASSETS                                                                               As Restated
Utility Plant
Electric (includes construction work in progress
      of $177.7 million and $214.3 million, respectively)                           $ 5,481.8        $ 6,690.4
Gas (includes construction work in progress of
      $15.3 million and $10.7 million, respectively)                                    686.9            663.0
--------------------------------------------------------------------------------------------------------------
                                                                                      6,168.7          7,353.4
Less -- accumulated depreciation                                                      1,713.7          2,808.1
--------------------------------------------------------------------------------------------------------------
                                                                                      4,455.0          4,545.3
Nuclear fuel in process                                                                   -                6.3
Nuclear fuel under capital lease                                                         20.3            126.7
--------------------------------------------------------------------------------------------------------------
                                                                                      4,475.3          4,678.3
--------------------------------------------------------------------------------------------------------------
Investments and Other Assets                                                              2.6              5.9
--------------------------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                                               504.5             17.8
Accounts receivable (less allowance for doubtful accounts
      of $5.5 million)
      Service                                                                           105.9            115.6
      Other                                                                              32.5             16.6
Accrued unbilled revenue                                                                 82.6             86.3
Materials and supplies, at average cost
      Fossil fuel                                                                        25.6             12.6
      Gas in underground storage                                                         28.9             29.3
      Operating materials                                                                35.9             75.4
Assets from commodity price risk management activities                                   26.0              -
Prepayments and other                                                                    42.8             61.2
--------------------------------------------------------------------------------------------------------------
                                                                                        884.7            414.8
--------------------------------------------------------------------------------------------------------------
Deferred Charges
Transition period cost recovery                                                         457.3              -
Other                                                                                   284.2            192.5
--------------------------------------------------------------------------------------------------------------
                                                                                        741.5            192.5
--------------------------------------------------------------------------------------------------------------
                                                                                    $ 6,104.1        $ 5,291.5
--------------------------------------------------------------------------------------------------------------
CAPITAL and LIABILITIES
Capitalization
Common stock -- No par value, 100,000,000 shares
      authorized; 75,643,937 shares issued, stated at                               $ 1,185.9        $ 1,424.6
Retained earnings                                                                         -               89.5
Less -- Capital stock expense                                                             7.3              7.3
Less -- 12,751,724 and 9,428,645 shares of common stock in treasury,
      respectively, at cost                                                             286.4            207.7
--------------------------------------------------------------------------------------------------------------
      Total common stock equity                                                         892.2          1,299.1
Preferred stock                                                                          57.1             57.1
Mandatorily redeemable preferred stock                                                  199.0            197.0
Long-term debt                                                                        2,158.5          1,617.5
--------------------------------------------------------------------------------------------------------------
      Total capitalization                                                            3,306.8          3,170.7
--------------------------------------------------------------------------------------------------------------
Current Liabilities
Accounts payable                                                                        216.2            102.7
Notes payable                                                                           147.6            376.8
Long-term debt and lease obligations maturing within
      one year                                                                          506.6             87.5
Dividends declared                                                                        -               22.9
Taxes accrued                                                                            29.4             27.5
Interest accrued                                                                         34.9             33.0
Liabilities from commodity price risk management activities                              61.6              -
Other                                                                                    86.2             78.7
--------------------------------------------------------------------------------------------------------------
                                                                                      1,082.5            729.1
--------------------------------------------------------------------------------------------------------------
Deferred Credits
Accumulated deferred income taxes                                                       849.5           980.6
Accumulated deferred investment tax credits                                              39.6            208.3
Decommissioning liability                                                               567.4             62.5
Other                                                                                   258.3            140.3
--------------------------------------------------------------------------------------------------------------
                                                                                      1,714.8          1,391.7
--------------------------------------------------------------------------------------------------------------
                                                                                    $ 6,104.1        $ 5,291.5
--------------------------------------------------------------------------------------------------------------
(Commitments and Contingencies Note 4)
See notes to  consolidated  financial  statements  which are an integral part of these statements. Prior year restated to conform to new financial format.



ILLINOIS POWER COMPANY
C O N S O L I D A T E D   S T A T E M E N T S   O F    C A S H   FL O W S
----------------------------------------------------------------------------------------------------------------------

                                                                                                 (Millions of dollars)
----------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                             1998              1997              1996
Cash Flows from Operating Activities                                       As Restated
Net  income (loss)                                                        ($1,552.4)          ($44.2)           $228.6
Items not requiring (providing) cash--
      Depreciation and amortization                                           203.4            202.1            195.3
      Allowance for funds used during construction                             (3.2)            (5.0)            (6.5)
      Deferred income taxes                                                   (37.8)            29.4             64.2
      Extraordinary item                                                        -              195.0              -
      Impairment loss, net of tax                                           1,523.7              -                -
Changes in assets and liabilities--
      Accounts and notes receivable                                            11.9             57.7            (35.2)
      Accrued unbilled revenue                                                  3.7             19.7            (16.9)
      Materials and supplies                                                  (15.9)            (5.1)            (1.2)
      Accounts payable                                                         38.3            (31.2)            29.8
      Deferred revenue                                                         87.4               -                -
      Interest accrued and other, net                                          51.0              0.3            (14.8)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     310.1            418.7            443.3
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Construction expenditures                                                    (311.5)          (223.9)          (187.3)
Allowance for funds used during construction                                    3.2              5.0              6.5
Other investing activities                                                      5.1             27.8              5.0
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (303.2)          (191.1)          (175.8)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Dividends on common stock and preferred stock                                (126.1)          (114.6)          (107.9)
Repurchase of common stock                                                    (78.6)          (121.5)           (18.9)
Redemptions--
      Short-term debt                                                        (560.5)          (164.1)          (355.8)
      Long-term debt                                                         (188.3)          (160.8)          (153.7)
      Preferred stock                                                           -              (39.0)           (29.5)
Issuances--
      Short-term debt                                                         331.3            231.0            306.2
      Long-term debt                                                        1,116.5            150.0              -
      Preferred stock                                                           -                -              100.0
      Other financing activities                                              (14.5)            (3.3)             0.3
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           479.8           (222.3)          (259.3)
----------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                       486.7              5.3              8.2
Cash and cash equivalents at beginning of year                                 17.8             12.5              4.3
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                     $504.5            $17.8            $12.5
----------------------------------------------------------------------------------------------------------------------


ILLINOIS POWER COMPANY
Consolidated Statements of Retained Earnings
--------------------------------------------------------------------------------------------------------------------------

                                                                                                     (Millions of dollars)
--------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                       1998            1997            1996
                                                                                     As Restated
Balance at beginning of year                                                       $   89.5        $  245.9        $ 129.6
Net income (loss) before dividends and carrying amount adjustment                  (1,552.4)          (44.2)         228.6
--------------------------------------------------------------------------------------------------------------------------
                                                                                   (1,462.9)          201.7          358.2
--------------------------------------------------------------------------------------------------------------------------
Less-
      Dividends-
          Preferred stock                                                              20.1            21.7           22.6
          Common stock                                                                 82.9            90.7           86.6
          Investment transfer to Illinova                                               -               -              2.4
Plus-
      Carrying amount over (under) consideration
         paid for redeemed preferred stock                                              -               0.2           (0.7)
      Quasi-Reorganization adjustment (Note 2)                                      1,327.2             -              -
      Transfer from other paid-in capital to
         eliminate retained earnings deficit (Note 2)                                 238.7             -              -
--------------------------------------------------------------------------------------------------------------------------
                                                                                    1,462.9         (112.2)         (112.3)
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                             $    -          $   89.5        $ 245.9
--------------------------------------------------------------------------------------------------------------------------
See notes to  consolidated  financial  statements  which are an integral part of these statements.



Notes to Consolidated Financial Statements

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IP is a subsidiary of Illinova, a holding company. IP is engaged in the generation, transmission, distribution, and sale of electric energy and the distribution, transportation, and sale of natural gas in the state of Illinois. The consolidated financial statements include the accounts of IP; Illinois Power Securitization Limited Liability Company, a special purpose LLC whose sole member is IP; IPSPT, a special purpose trust whose sole owner is Illinois Power Securitization Limited Liability Company; Illinois Power Capital, L.P.; and IPFI. See "Note 9 -- Long-Term Debt" and "Note 10 -- Preferred Stock" for additional information.

   All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. Preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Actual results could differ from those estimates.

Clinton Impairment and Quasi-Reorganization: In December 1998, IP's Board of Directors decided to exit the nuclear portion of the business by either sale or shutdown of Clinton. FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less cost to sell. Consequently, IP wrote off the value of Clinton and accrued Clinton-related exit costs, which resulted in an accumulated deficit in retained earnings.

   IP's Board of Directors also voted in December 1998 to effect a quasi-reorganization. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating a company's assets and liabilities to their fair values, with the net amount of these adjustments added to or deducted from the deficit. Any remaining deficit in retained earnings is then eliminated by a transfer from paid-in capital, giving the company a "fresh start" with a zero balance in retained earnings.

     For  additional  information,   see  "Note  2  --  Clinton  Impairment  and
Quasi-Reorganization."


Regulation: IP is regulated primarily by the ICC, FERC, and the NRC. Prior to the enactment of P.A. 90-561, IP prepared its consolidated financial statements in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs they expect to recover through inclusion in future rates. In July 1997, the EITF concluded that application of FAS 71 accounting should be discontinued at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. The EITF further concluded that regulatory assets and liabilities that originated in the portion of the business being deregulated should be written off unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

   Because P.A. 90-561 provides for market-based pricing of electric generation services, IP discontinued application of FAS 71 for its generating segment in December 1997 when P.A. 90-561 was enacted. IP evaluated the regulatory assets and liabilities associated with its generation segment and determined that recovery of these costs was not probable through rates charged to transmission and distribution customers, i.e., the regulated portion of its business. In December 1997, IP wrote off generation-related regulatory assets and liabilities of approximately $195 million (net of income taxes). These net assets related to previously incurred costs expected to be recoverable through future revenues, including deferred Clinton post-construction costs, unamortized losses on reacquired debt, previously recoverable income taxes, and other generation-related regulatory assets. At December 31, 1998, the value of IP's non-nuclear generation facilities was $2.9 billion.

IP's principal accounting policies are:

Regulatory Assets: Regulatory assets represent probable future revenues to IP associated with certain costs that are expected to be recovered from customers through the ratemaking process. Significant regulatory assets are as follows:

(Millions of dollars)                             1998         1997

Unamortized losses on reacquired debt           $ 40.1       $ 32.3
Manufactured-gas plant
  site cleanup costs                            $ 44.7       $ 64.8
DOE decontamination and
  decommissioning fees                            --         $  6.3
Transition period cost recovery                 $457.3         --
Clinton decommissioning cost recovery           $ 72.3         --


Utility Plant: The cost of additions to utility plant and replacements for retired property units is capitalized. Cost includes labor, materials, and an allocation of general and administrative costs, plus AFUDC as described below. Maintenance and repairs, including replacement of minor items of property, are charged to maintenance expense as incurred. When depreciable property units are retired, the original cost and dismantling charges, less salvage value, are charged to accumulated depreciation.

   After 1998's write-off of Clinton, costs which would have been considered capital additions at Clinton will be expensed. See "Note 2 -- Clinton Impairment and Quasi-Reorganization."

Allowance for Funds Used During Construction: The FERC Uniform System of Accounts defines AFUDC as the net costs for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. AFUDC is capitalized as a component of construction work in progress by those business segments applying the provisions of FAS 71. In 1998, 1997, and 1996, the pre-tax rate used for all construction projects was 5.7%,

5.6%, and 5.8%, respectively. Although cash is not currently realized from the allowance, it is realized through the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. Non-regulated business segments capitalize interest under the guidelines in FAS 34, "Capitalization of Interest Cost."

Depreciation: For financial statement purposes, IP depreciates the various classes of depreciable property over their estimated useful lives by applying composite rates on a straight-line basis. In each of the years 1996 through 1998, the provision for depreciation was 2.8% of the average depreciable cost for Clinton. Provisions for depreciation for all other electric plant facilities were 2.3%, 2.8%, and 2.6% in 1998, 1997, and 1996, respectively. Provisions for depreciation of gas utility plant, as a percentage of the average depreciable cost, were 3.5% in 1998, 3.3% in 1997, and 3.9% in 1996.

   Depreciation of Clinton has been discontinued in 1999. See "Note 2 -- Clinton Impairment and Quasi-Reorganization."

Amortization of Nuclear Fuel: IP leases nuclear fuel from the Fuel Company under a capital lease. Amortization of nuclear fuel (including related financing costs) is determined on a unit of production basis. A provision for spent fuel disposal costs is charged to fuel expense based on kwh generated. See "Note 4 -- Commitments and Contingencies" for discussion of decommissioning and nuclear fuel disposal costs. See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for discussion of the effect of the Clinton impairment on nuclear fuel.

Unamortized Debt Discount, Premium, and Expense: Discount, premium, and expense associated with long-term debt are amortized over the lives of the related issues. Costs related to refunded debt for business segments applying the provisions of FAS 71 are amortized over the lives of the related new debt issues or the remaining life of the old debt if no new debt is issued. Costs related to refunded debt for the generating segment are expensed when incurred.

Revenue and Energy Cost: To more closely match revenues with expenses, IP records revenue for services provided but not yet billed. Unbilled revenues represent the estimated amount customers will be billed for service delivered from the time meters were last read to the end of the accounting period. Until August 1998, operating revenues included related taxes that had been billed to customers. In August 1998, the practice of including revenue-related taxes in operating revenues was discontinued for the electric portion of the business. Taxes included in operating revenues were $54 million in 1998, $71 million in 1997, and $68 million in 1996. The cost of gas purchased for resale is recovered from customers pursuant to the UGAC. Accordingly, allowable gas costs that are to be passed on to customers in a subsequent accounting period are deferred. The recovery of costs deferred under this clause is subject to review and approval by the ICC. Prior to March 1998, the costs of fuel for electric generation and purchased power costs were deferred and recovered from customers pursuant to the UFAC. On March 6, 1998, IP initiated an ICC proceeding to eliminate the UFAC in accordance with P.A. 90-561. A new base fuel cost recoverable under IP's electric tariffs was established, effective on the date of the filing. UFAC elimination prevents IP from automatically passing cost increases through to its customers and exposes IP to the risks and opportunities of cost fluctuations and operating efficiencies.

   Under UFAC, IP was subject to annual ICC audits of its actual allowable fuel costs. Costs could be disallowed, resulting in negotiations and/or litigation with the ICC. In 1998, IP agreed to settlements with the ICC which closed the audits for all previously disputed years. As a result of the settlements, IP electric customers are receiving refunds totaling $15.1 million in the first quarter of 1999. These refunds complete the process of eliminating the UFAC at IP.

Income Taxes: Deferred income taxes result from temporary differences between book income and taxable income and the tax bases of assets and liabilities on the balance sheet. The temporary differences relate principally to plant and depreciation.

   Prior to December 31, 1998, investment tax credits used to reduce federal income taxes had been deferred and were being amortized to income over the service life of the property that gave rise to the credits. As a result of IP's decision to exit Clinton operations, all previously deferred investment tax credits associated with nuclear property were recorded as a credit to income at December 31, 1998. For further discussion of Clinton-related investment tax credits, see "Note 2 -- Clinton Impairment and Quasi-Reorganization."

   IP is included in Illinova's consolidated federal income tax return. Income taxes are allocated to the individual companies based on their respective taxable income or loss. See "Note 7 -- Income Taxes" for additional discussion.


Preferred Dividend Requirements: Preferred dividend requirements reflected in the Consolidated Statements of Income are recorded on the accrual basis.


Consolidated Statements of Cash Flows: Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. Capital lease obligations not affecting cash flows increased by $5 million, $30 million, and $31 million during 1998, 1997, and 1996, respectively. Income taxes and interest paid are as follows:

                                               Years ended December 31,
(Millions of dollars)                       1998        1997      1996

Income taxes                             $  14.6     $  94.3    $  65.9
Interest                                 $ 151.6     $ 140.0    $ 147.4


New Accounting Pronouncements: Implementation of a quasi-reorganization requires the adoption of any accounting standards that had not yet been adopted because their required implementation date had not occurred. All applicable accounting standards were adopted as of December 1998. For additional information, see "Note 2 -- Clinton Impairment and Quasi-Reorganization."

   The FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. FAS 133 supersedes FAS 80, "Accounting for Futures Contracts," FAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and FAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 was adopted early in connection with the requirements for quasi-reorganization accounting. It did not have a significant impact on IP's 1998 financial statements. For additional information, see "Note 15 -- Financial and Other Derivative Instruments."

   The EITF reached a final consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" in November 1998, effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 creates a distinction between energy trading and non-trading activities and establishes guidance for the accounting treatment of contracts used in energy trading activities. The EITF concluded that contracts involved in energy trading activities should be measured at fair value as of the balance sheet date with gains and losses included in earnings. EITF Issue 98-10 was adopted early in connection with the requirements for quasi-reorganization accounting. It did not have a significant impact on IP's 1998 financial statements.

     For additional information, see "Note 15 -- Financial and Other Derivative Instruments."

   The Accounting Standards Executive Committee of the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998, effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, the nature of the costs incurred, not the timing of their occurrence, determines whether costs are capitalized or expensed. SOP 98-1 was adopted early in connection with the requirements for quasi-reorganization accounting. SOP 98-1 did not have a significant impact on IP's 1998 financial statements.

   The Accounting Standards Executive Committee of the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" in April 1998, effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was adopted early in connection with the requirements for quasi-reorganization accounting. SOP 98-5 did not have a significant impact on IP's 1998 financial statements.

   The FASB issued FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in February 1998, effective for periods beginning after December 15, 1997. FAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are not as useful as they were when they were originally adopted. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. IP has complied with the requirements of FAS 132. See "Note 12 -- Pension and Other Benefits Costs."


NOTE 2 -- CLINTON IMPAIRMENT AND QUASI-REORGANIZATION

In December 1998, IP's Board of Directors voted to exit Clinton operations, resulting in an impairment of Clinton-related assets and accrual of exit-related costs. The impairment and accrual of costs resulted in a $1,523.7 million, net of income taxes, charge against earnings. Concurrent with the decision to exit Clinton, IP's Board of Directors also voted to effect a quasi-reorganization, in which IP's consolidated accumulated deficit in retained earnings of $1,565.9 million was eliminated. A quasi-reorganization is an accounting procedure whereby a company adjusts its accounts to obtain a "fresh start." In a quasi-reorganization, a company restates its assets and liabilities to their fair value, adopts accounting pronouncements issued but not yet adopted, and eliminates any remaining deficit in retained earnings by a transfer from other paid-in capital.

Background
IP owns one nuclear generating station, Clinton, a 930-megawatt unit that represents approximately 20 percent of IP's generating capacity. Significant Clinton write-offs have weakened earnings and led to a 10-year decline in IP's retained earnings balance. Clinton has not operated since September 1996. See "Note 3 -- Clinton Power Station" for additional information.

   In December 1997, the State of Illinois enacted P.A. 90-561, legislation designed to introduce competition for electric generation service over a defined transition period. P.A. 90-561 creates uncertainty regarding IP's ability to recover electric generating costs and earn a reasonable rate of return on generating assets. Uncertainties about deregulated generation pricing in Illinois, coupled with IP's experience with nuclear operations, led management to several conclusions:

- Efficiency in nuclear operations can best be attained through scale, including ownership of multiple plants over which to spread costs and leverage talent and management systems.

-    Clinton requires disproportionate management attention.

- Success in a deregulated generation market will require generation cost efficiency.

   Beginning in late 1997 and continuing through 1998, IP's management prepared detailed evaluations of the expected shareholder value from various options related to Clinton. These analyses ultimately identified that either the sale or closure of Clinton would create more shareholder value than its continued operation. Management determined that this strategic decision would provide a fundamental change necessary for IP to achieve success in the new environment of deregulation and competition.

   In anticipation of a possible decision to exit Clinton, IP submitted a letter to the SEC describing IP's proposed accounting for an impairment loss under the "assets to be disposed of" provisions of FAS 121. The letter also requested concurrence with IP's proposed accounting for a quasi-reorganization, whereby the fossil generation assets would be written up to their fair value simultaneous with recording the impairment loss for Clinton. In November 1998, the SEC confirmed that it would not object to IP's proposed accounting.

   In December 1998, IP's Board of Directors voted to exit Clinton operations and proceed with the quasi-reorganization. The decision to implement the quasi-reorganization did not require the approval of shareholders.

   IP is pursuing potential opportunities to sell Clinton. However, substantial uncertainty exists with regard to the ability to convert any tentative agreement into an executable transaction. As a result, IP has accounted for the Clinton exit based on the expectation of plant closure as of August 31, 1999. See "Note 3 -- Clinton Power Station" for additional information.

Clinton Impairment and Accrual of Exit Costs
Prior to impairment, the book value of Clinton plant, including construction work in progress, nuclear fuel, and materials and supplies, net of accumulated depreciation, was $2,594.4 million. FAS 121 requires that assets to be disposed of be stated at the lower of their carrying amount or their fair value. The fair value of Clinton is estimated to be zero. This estimate is consistent with possible management decisions to sell or close Clinton. The adjustment of Clinton plant, nuclear fuel, and materials and supplies to fair value resulted in impairments of $1,385.6 million, $68.4 million, and $25.9 million, respectively, for a total impairment loss of $1,479.9 million, net of accumulated depreciation, income taxes, and ITC. Nuclear fuel and materials and supplies of $23.2 million remain on IP's books after the impairment, given management's expectation that such amounts will be consumed in 1999 prior to Clinton's ultimate disposal. The impairment of Clinton plant, nuclear fuel, and materials and supplies was recognized as a charge to earnings. Consistent with Clinton's estimated fair value of zero and the provisions of FAS 121, depreciation of Clinton has been discontinued. Clinton depreciation expense was $94.4 million in 1998.

   Concurrent with the decision to exit Clinton operations, IP accrued the estimated cost to decommission the facility. Recognition of this liability, net of previously accrued amounts, resulted in a $293.5 million, net of income taxes, charge to earnings. This liability is based on the DECON method of decommissioning. The DECON method requires the prompt removal of radioactive materials from the site following the cessation of operations and results in significant expenditures in the early years of the decommissioning process. IP expects to complete decommissioning in 2028. The ultimate disposition of Clinton, as well as the decommissioning method chosen, could have a material impact on IP's ultimate decommissioning liability. See "Note 4 -- Commitments and Contingencies."

   Also concurrent with the decision to exit Clinton operations, IP recorded $4.3 million, net of income taxes, of contract termination fees for nuclear fuel contracts and $46.5 million, net of income taxes, of costs to transition the plant from an operating mode to a decommissioning mode. In addition, IP recorded employee severance costs of $25.8 million, net of income taxes; pension curtailment benefits of $(7.2) million, net of income taxes; and other postretirement benefit costs of $.4 million, net of income taxes. See "Note 12 -- Pension and Other Benefits Costs" for additional information. These costs were recognized as charges to earnings. Costs to transition the plant from an operating mode to a decommissioning mode and employee severance costs would be paid within 11 months of the expected plant closure date of August 31, 1999.

Regulatory Assets
P.A. 90-561 allows utilities to recover potentially non-competitive investment costs ("stranded costs") from retail customers during the transition period, which extends until December 31, 2006, with possible extension to December 31, 2008. During this period, IP is allowed to recover stranded costs through frozen bundled rates and transition charges from customers who select other electric suppliers.

   P.A. 90-561 contains floor and ceiling provisions for utilities' allowed ROE. During the transition period, a utility may request an increase in its base rates if its ROE falls below a specified minimum based on a prescribed test. Utilities are also subject to an overearnings test which requires sharing of earnings in excess of specified levels with customers. See "Note 4 -- Commitments and Contingencies" for additional information.

   In May 1998, the SEC staff issued interpretive guidance on the appropriate accounting treatment during regulatory transition periods for asset impairments and the related regulated cash flows designed to recover such impairments. The staff's guidance established that an impaired portion of plant assets identified in a state's legislation or rate order for recovery by means of a regulated cash flow should be treated as a regulatory asset in the separable portion of the enterprise from which the regulated cash flows are derived. Based on this guidance and on provisions of P.A. 90-561, IP recorded a regulatory asset of $275.9 million, net of income taxes, for the portion of its stranded costs deemed probable of recovery during the transition period. The regulatory asset was recognized as a credit to earnings, offsetting a portion of the Clinton impairment. Under P.A. 90-561, amortization of the regulatory asset is included in the overearnings test but is not included in the calculation for the floor test.

   IP also recorded a regulatory asset of $43.6 million, net of income taxes, reflecting probable future collections from customers of decommissioning costs. This regulatory asset was also recognized as a credit to earnings, offsetting a portion of the Clinton impairment. This regulatory asset is also based on P.A. 90-561, which allows for continued recovery of decommissioning costs over the originally anticipated 27-year remaining life of Clinton. See "Note 4 -- Commitments and Contingencies" for additional information.

Revaluation of Assets and Liabilities
In conjunction with effecting its quasi-reorganization, IP reviewed its assets and liabilities to determine whether the book value of such items needed to be adjusted to reflect their fair value. IP determined that its fossil generation assets were not stated at fair value. With the help of a third-party consultant, management conducted an economic assessment of its fossil generation assets to determine their fair value. The assessment was based on projections of on-going operating costs, future prices for fossil fuels, and market prices of electricity in IP's service area.

   Management concluded that IP's fossil generation assets have a fair value of $2,867.0 million. This fair value was determined using the after-tax cash flows of the fossil assets. Prior to the quasi-reorganization, the fossil generation assets' book value, net of accumulated depreciation, was $631.7 million. The adjustment to fair value resulted in a write-up of $1,348.6 million, net of income taxes, which was recognized as an increase in retained earnings. The estimated amortization of the adjustment to fair value is $71 million in 1999.

   IP determined that the book value of its mandatorily redeemable preferred stock and long-term debt attributable to the generation portion of the business required an adjustment to fair value of $16.4 million, net of income taxes. This adjustment to fair value was recognized as a decrease in retained earnings. The book value of current assets and liabilities equals fair value and therefore required no adjustments. IP's electric transmission and distribution assets and its gas distribution assets are still subject to cost-based rate regulation and therefore required no adjustment.

Early Adoption of Accounting Pronouncements
As part of the quasi-reorganization, IP was required to adopt all existing accounting pronouncements. The following accounting pronouncements, which have future mandatory adoption dates, were adopted in connection with the quasi-reorganization:

-    FAS 133, "Accounting for Derivatives and Hedging Activities"

-    EITF 98-10, "Accounting for Energy Trading and Risk Management Activities"

- SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"

-    SOP 98-5, "Reporting on the Costs of Start-up Activities"

   The effect of adopting the accounting pronouncements was $5.0 million, net of income taxes, which was recognized as a direct charge to retained earnings. See "Note 1 -- Summary of Significant Accounting Policies" and "Note 15 -- Financial and Other Derivative Instruments."

Remaining Deficit in Retained Earnings
After the revaluation of other assets and liabilities to their fair value and the early adoption of accounting pronouncements, the accumulated deficit in retained earnings was $238.7 million, which was eliminated by a transfer from other paid-in capital.

   A summary of consolidated retained earnings and the effects of the Clinton impairment and quasi-reorganization on the retained earnings balance follows:

(Millions of dollars)

Retained  earnings at December  31, 1998,
  prior to Clinton  impairment  and
  quasi-reorganization                                               $   (42.2)
-------------------------------------------------------------------------------
Clinton impairment (charged)/credited to earnings:
  Clinton  plant, nuclear fuel, and materials
  and supplies*                                                       (1,479.9)
  Decommissioning costs, net of regulatory asset*                       (249.9)
  Other exit costs*                                                      (69.8)
-------------------------------------------------------------------------------
                                                                      (1,799.6)
  Transition period cost recovery*                                       275.9
-------------------------------------------------------------------------------
Total Clinton impairment                                              (1,523.7)
-------------------------------------------------------------------------------
Accumulated deficit in retained earnings                              (1,565.9)
-------------------------------------------------------------------------------
Quasi-reorganization (charged)/credited to retained earnings:
  Generation assets fair value adjustment*                             1,348.6
  Mandatorily redeemable preferred stock and
    long-term debt fair value adjustment*                                (16.4)
  Early adoption of accounting pronouncements*                            (5.0)
-------------------------------------------------------------------------------
Total quasi-reorganization                                             1,327.2
-------------------------------------------------------------------------------
Retained earnings deficit at December 31, 1998                          (238.7)
Transfer from other paid-in capital                                      238.7
-------------------------------------------------------------------------------
Retained earnings balance at December 31, 1998,
  after quasi-reorganization                                         $     0.0
-------------------------------------------------------------------------------
*Amounts are net of income taxes.

   See "Note 1 -- Summary of Significant Accounting Policies" for a discussion of other accounting issues.


NOTE 3--CLINTON POWER STATION

Clinton Operations
Clinton was placed in service in 1987 and represents approximately 20% of IP's installed generation capacity. Clinton has not operated since September 1996, when a leak in a recirculation pump seal caused IP operations personnel to shut down the plant.

   In January 1997, the NRC named Clinton among plants having a trend of declining performance and, in January 1998, placed Clinton on its "Watch List" of nuclear plants that require additional regulatory oversight.

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

   In November 1998, a resource-loaded integrated schedule was developed which identified work to be completed prior to restart. This schedule indicated that restart of the plant would occur in the spring of 1999. As of early March, work on the schedule has generally occurred as planned with restart still expected in the spring of 1999.

   Public meetings with the NRC to review remaining restart issues are occurring approximately every two or three weeks. Major on-site NRC inspections to evaluate key plant areas were initiated in February and are still in progress.

Transfer of Soyland's Ownership Share to IP
For discussion of the transfer of Soyland's ownership share to IP, see "Note 6 -- Facilities Agreements."

Clinton Cost and Risks
IP's Clinton-related costs represented 41% of IP's total 1998 other operating and maintenance expenses. Clinton's equivalent availability was 0% for 1998 and 1997 and 66% for 1996.

   Currently, commercial reprocessing of spent nuclear fuel is not allowed in the United States. The NWPA was enacted to establish a government policy on disposal of spent nuclear fuel and/or high-level radioactive waste. Although the DOE has failed to comply with its obligation under the NWPA to provide spent nuclear fuel retrieval and storage by 1998, IP has on-site underwater storage capacity that will accommodate its spent fuel storage needs for approximately 10 years. IP is currently an equity partner with seven other utilities in an effort to develop a private temporary repository. A spent fuel storage license was filed with the NRC in 1997, initiating a process which will take the NRC up to three years to complete. Safe, dry, on-site storage is technologically feasible but is subject to licensing and local permitting requirements, for which there may be effective opposition. See "Note 4 -- Commitments and Contingencies" for additional information.

     Ownership of a nuclear generating unit exposes IP to significant risks, including increased and changing regulatory, safety and environmental requirements, and the uncertain future cost of closing and dismantling the unit.

Exiting the Nuclear Business
In December 1998, IP's Board of Directors voted to exit the nuclear business by selling Clinton or closing it permanently. IP has entered into discussions with parties interested in purchasing Clinton. Principal concerns of interested parties are plant restart, funding the decommissioning liability, terms of any purchase agreement for power generated by Clinton including the length of the agreement and price of the electricity sold, market price projections for electricity in the region, property tax obligations of the purchaser, and income tax issues. These concerns create substantial uncertainty with regard to the ability to convert any tentative agreement into an executable transaction. In light of these significant uncertainties with respect to IP's ability to sell Clinton, IP is preparing to permanently decommission the facility. See "Note 4 -- Commitments and Contingencies" and "Note 2 -- Clinton Impairment and Quasi-Reorganization" for additional information.


NOTE 4 -- COMMITMENTS AND CONTINGENCIES

Commitments
IP estimates that it will spend approximately $370 million for construction expenditures in 1999. IP construction expenditures for the period 1999 through 2003 are expected to total about $1.2 billion. With the planned sale or shutdown of Clinton, no nuclear construction is included in the above estimates. Nuclear construction will be expensed. In addition, in March 1999, IP will be required to deposit $62 million in cash with the Fuel Company Trustee for noteholders and take title to the partially depleted nuclear fuel in the reactor at Clinton. Additional expenditures may be required during this period to accommodate transitional expenditures related to a competitive environment, environmental compliance costs and system upgrades, which cannot be determined at this time.

     IP's capital expenditures for 1999 through 2003, in addition to IP construction expenditures, are expected to include $522 million for mandatory debt retirement. In addition, IPSPT has long-term debt maturities of $86.4 million in each of the above years.

     In addition, IP has substantial commitments for the purchase of coal and coal transportation under long-term contracts. Estimated coal contract commitments for 1999 through 2003 are $664 million (excluding price escalation provisions). Total coal purchases were $210 million in 1998, $181 million in 1997, and $184 million in 1996. IP has contracts with various natural gas suppliers and interstate pipelines to provide natural gas supply, transportation and leased storage. Estimated committed natural gas, transportation and leased storage costs for 1999 through 2003 total $81 million. Total natural gas purchased was $157 million in 1998, $185 million in 1997, and $207 million in 1996. IP anticipates that all gas-related costs will be recoverable under IP's UGAC. See the subcaption "Fuel Cost Recovery" below for discussion of the UFAC. IP has accrued contract cancellation fees of $7.1 million to cover minimum purchase commitments under uranium procurement, conversion, and enrichment contracts. For more information, see "Note 2 -- Clinton Impairment and

Quasi-Reorganization." IP is committed to purchase approximately $9 million of emission allowances in 1999 and has contingent commitments for up to $5.5 million in additional 1999 emission allowances purchases, depending on whether certain options are exercised.

Fuel Cost Recovery: On March 6, 1998, IP initiated an ICC proceeding for elimination of the UFAC. This established a new base fuel cost recoverable under IP's electric tariffs which includes a component for recovery of fuel costs, but not a direct pass-through of such costs. Elimination of the UFAC exposes IP to the risks and opportunities of market price volatility and operating efficiencies. By eliminating the UFAC, IP eliminated exposure for potential disallowed fuel and purchased power costs for the periods after December 31, 1996. Whether electric energy production costs will continue to be recovered depends on a number of factors, including the number of customers served, demand for electric service, and changes in fuel cost components. Furthermore, IP's base electric rates to residential customers were reduced beginning in August 1998 and certain customers will be free to choose their electric generation suppliers beginning in October 1999. These variables will be influenced, in turn, by market conditions, availability of generating capacity, future regulatory proceedings, and environmental protection costs, among other things. IP's electric customers are receiving refunds totaling $15.1 million during the first quarter of 1999 related to fuel cost disallowances as the final phase of the elimination of the UFAC. These refunds close the ICC review process related to the UFAC cost pass-through for the four years 1989, 1994, 1995, and 1996.

Utility Earnings Cap: P.A. 90-561 also contains floor and ceiling provisions regarding ROE. During the transition period ending in 2006 (or 2008 at the option of the utility), a utility may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the same two years of the monthly average yields of 30-year U.S. Treasury bonds. Conversely, if during the transition period the two-year average of its earned ROE exceeds the two-year average for the same two years of the monthly average yields of the 30-year U.S. Treasury bonds for annual periods ending September 30, plus 5.5% in 1999 or 6.5% in 2000 through 2004, the utility must refund to customers 50 percent of the "overearnings." Regulatory asset amortization is included in the calculation of ROE for the ceiling, or overearnings, test but is not included in the calculation for the floor test.

Insurance: IP maintains insurance for certain losses involving the operation of Clinton. For physical damage to the plant, IP purchases $1.6 billion of insurance coverage from an industry-owned mutual insurance company. In the event of a major nuclear accident with an estimated cost of reactor stabilization and site decontamination exceeding $100 million, NRC regulations require that insurance proceeds be dedicated and used first to return the reactor to and maintain it in a safe and stable condition, and second to decontaminate the reactor station site. Coverage is provided for a shortfall in the Decommissioning Trust Fund if premature decommissioning of the reactor is required due to an accident. If insurance limits are not exhausted by the above coverages, the remaining coverage is applied to property damage and a portion of the value of the undamaged property. If a major nuclear accident occurred at Clinton, claims for property damage and other costs could exceed the limits of current or available insurance coverage.

  IP purchases business interruption coverage through the industry-owned mutual insurance company. After a 17-week waiting period, the insurance provides coverage if Clinton is out of service due to an accidental property damage loss. Thereafter, the insurance provides weekly indemnity for up to 162 weeks. Total coverage from this business interruption insurance, if Clinton were out of service for the entire 162 weeks, would be $223.8 million. Multiple major losses covered under the current property damage and business interruption insurance coverages involving Clinton or other stations insured by the industry-owned mutual insurance company could result in retrospective premium assessments up to $11.6 million. IP is not collecting any business interruption insurance payments for Clinton.

     All U.S. nuclear reactor licensees are subject to the Price-Anderson Act which currently limits public liability for a nuclear incident to $9.7 billion. Private insurance covers the first $200 million. Retrospective premium assessments against each licensed nuclear reactor in the United States provide excess coverage. Currently, the liability to these nuclear reactor licensees for such an assessment would be up to $88.1 million per incident, not including any premium taxes assessed by the State of Illinois which may be applicable, payable in annual installments of not more than $10 million.

     As a licensee of a commercial nuclear power plant in the United States, IP is required to maintain financial protection to cover claims of certain nuclear workers. Prior to January 1998, IP met this requirement with insurance purchased under a Master Worker Policy. On January 1, 1998, a new insurance policy was issued that applies to claims first reported on or after January 1, 1998. This policy has a limit of $200 million (reinstated annually if certain conditions are met) for radiation injury claims against IP or other licensees who are insured by this policy. If these claims exceed the $200 million limit of primary coverage, the SFP provisions of the Price-Anderson Act would apply. Since reserves for outstanding claims under former policies would be insufficient and certain claims may still be made under former policies due to a discovery period, IP could be assessed under these former policies along with the other policyholders. IP's share could be up to $3.1 million in any one year.

     IP may be subject to other risks that are not insurable, or its insurance coverage to offset the various risks may be insufficient to meet potential liabilities and losses. There is no assurance that IP will be able to maintain insurance coverage at its present level. Under those circumstances, such losses or liabilities could have a material adverse effect on IP's financial position.

     If  Clinton  is  sold,  the  purchaser  will  assume  the   decision-making
responsibilities for securing required insurance coverages.

     If Clinton is decommissioned, IP will work jointly with the regulators to modify its nuclear insurance program to reflect decommissioned plant status. Nuclear property insurance will initially be reduced to the Property Rule's minimum coverage limits of $1.06 billion. IP will proceed with filing a waiver of the Property Rule's minimum insurance requirements which will reflect the maximum probable decontamination event applicable to the decommissioned plant. Regulations require any licensed plant to continue its purchase of full nuclear liability limits and participation in the SFP program for a specified period following shutdown or until decay heat removal capacity is reduced to acceptable levels. IP will consider requesting a waiver to suspend participation in the SFP program and reduce the level of liability insurance limits. Since business interruption coverage is optional, IP will review the value of continuing this coverage and adjust accordingly.

Decommissioning and Nuclear Fuel Disposal: IP is responsible for the costs of decommissioning Clinton and for spent nuclear fuel disposal costs. In May 1997, consistent with IP's assumption of all of Soyland's ownership obligations of Clinton, Soyland's nuclear decommissioning trust assets of approximately $6 million were transferred to IP.

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

     External decommissioning trusts, as prescribed by Illinois law and authorized by the ICC, accumulate funds for the future decommissioning of Clinton based on the expected service life of the plant. Decommissioning funds are recorded as assets on the balance sheet. Beginning in 1999, IP will recognize earnings and expenses of the trust on the income statement as they occur. The trust summary is as follows:

                                                        Years Ended December 31,

(Millions of dollars)                                1998        1997       1996

Market value,
  beginning of period                             $  62.5     $  41.4    $  32.7
Company contributions                                 6.5         5.3        3.9
Appreciation in market value                         15.1        15.8        4.8
--------------------------------------------------------------------------------
Market value, end of period                       $  84.1     $  62.5    $  41.4
--------------------------------------------------------------------------------

   In December 1998, IP's Board of Directors voted to exit Clinton operations which resulted in an impairment of Clinton-related assets and accrual of exit-related costs. As a result of the decision to exit Clinton operations, IP accrued the estimated cost to decommission the facility. IP recognized the present value of the decommissioning liability for Clinton not previously accrued, in the amount of $293.5 million, net of income taxes. IP also recorded a regulatory asset for the present value of the estimated future collections from customers for decommissioning costs in the amount of $43.6 million, net of taxes. A discount rate of 5.10%, the 30-year Treasury bond rate at December 31, 1998, was used to calculate the regulatory asset and decommissioning liability. The ultimate disposition of Clinton, as well as the decommissioning method chosen, could have a material impact on the total decommissioning liability.

   If Clinton is closed, the estimated decommissioning expenditures under the DECON method for the next five years are $376.2 million. IP currently has $84 million in decommissioning trust funds and would expect this amount to be used, as well as $37 million in additional collections from customers, including interest on the trust, during this time period. In addition, IP will need to fund approximately $255 million from other sources. The estimated decommissioning expenditures to be incurred as follows:

                                                           (Millions of dollars)

1999                                                                     $  21.0
2000                                                                        63.9
2001                                                                        79.3
2002                                                                       105.0
2003                                                                       107.0
  Thereafter                                                               405.8
--------------------------------------------------------------------------------
Total estimated liability                                                  782.0
Discount at 5.10%                                                          214.6
--------------------------------------------------------------------------------
Total discounted liability                                               $ 567.4
--------------------------------------------------------------------------------

   Under the NWPA, the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill ($0.001) per net kwh (one dollar per MWH) generated and sold for future disposal of spent fuel. IP is recovering these charges through rates. In 1996, at the request of nuclear-owning utilities and state regulatory agencies, the District of Columbia Circuit Court of Appeals issued an order confirming DOE's unconditional obligation to take responsibility for spent nuclear fuel commencing in 1998. The DOE argued that it had no such obligation because of its inability to site and license a permanent repository. Notwithstanding this decision, which the DOE did not appeal, the DOE has indicated to all nuclear utilities that it will experience delay in performance. The impact of any such delay on IP will depend on many factors, including the duration of such delay and the cost and feasibility of interim, on-site storage. Nuclear plant owners and others are pursuing litigation against DOE at the D.C. Circuit Court of Appeals, the Federal Court of Claims, federal district court, and in administrative proceedings. These lawsuits are focused on establishing DOE liability for damages caused by its failure to perform, the scope of those damages, and other remedies. IP is participating in such litigation before the D.C. Circuit Court of Appeals. To date, the unconditional nature of DOE's obligation has been upheld but no court has yet quantified damages or ordered specific performance. The outcome of these lawsuits is uncertain. See "Note 3 -- Clinton Power Station" for additional information.

Power Supply and Reliability: Electricity was in short supply during the 1998 summer cooling season because of an unusually high number of plant outages in the Midwest region. IP bought generation and transmission capacity to prevent firm load curtailment and took additional steps to avoid power outages, including upgrading transmission lines and equipment, readying emergency procedures, and returning to service five units that had been in cold shutdown. Expenses incurred as a result of the shortage have had a material adverse impact on IP.

   The electric energy market experienced unprecedented prices for power purchases during the last week of June 1998. IP's power purchases for 1998 were $517 million higher than 1997 due to summer price spikes resulting in a $274 million increase in power purchased, additional purchases of $215 million to serve increased volumes of interchange sales, and market losses of $28 million recorded on forward power purchase and sales contracts as part of the wholesale trading business. Income from interchange sales was $382 million higher than in 1997 due to increased sales volumes and higher prices. Although IP's margin on volumes between 1998 and 1997 resulted in IP being a net seller, higher prices resulted in a $135 million net purchase margin. For more information, see subcaption below titled "IP Wholesale Energy Markets" and "Note 15 -- Financial and Other Derivative Instruments."

   IP expects to have in excess of 400 MW of additional generation on line for the summer of 1999. This includes approximately 235 MW from five oil-fired units which were brought up from cold shutdown during the summer of 1998 and 176 MW from four natural gas turbines that IP plans to install before the summer of 1999. Total cost for the two projects is estimated at $87 million. IP also plans to refurbish nine gas turbines already in service at a cost of $13 million. At an October 1998 public ICC proceeding on reliability, IP said that even though it expects Clinton to be available by summer 1999, for purposes of advance coverage of anticipated summer demand it is assuming Clinton will not be operating. However, IP expects to have sufficient generating capacity to serve firm load during the periods of peak summer demand using demand-side and supply-side initiatives taken in response to the 1998 regional supply crisis. If generation is lost or demand is at unprecedented levels, firm load could be curtailed. In addition, the restructuring of the Soyland PCA agreement is also expected to free up an additional 287 MW of capacity. For more information, see "Note 7 -- Facilities Agreements" concerning the Soyland PCA.

IP Wholesale Energy Markets: IP buys and sells electricity in the Midwest, Southern, and Northeastern U.S. markets. In the normal course of business, IP incurs price exposure on the electricity bought or sold. Where the markets allow, IP will hedge such exposure through the use of electricity futures, forward, and option contracts with qualified counterparties. In 1998, market losses of approximately $33 million were recorded in connection with these agreements based on forward market prices. Of this amount, approximately $28 million was charged to purchased power. The remaining $5 million resulted from the early adoption of FAS 133 and was accounted for as part of the quasi-reorganization. The ultimate financial impact of these contracts will depend primarily on wholesale prices and IP's system availability. If system availability is limited and market conditions cause wholesale prices to rise to the levels seen in 1998, IP could incur significant costs to meet its wholesale contract obligations. For more information, see "Note 1 -- Summary of Significant Accounting Policies," subcaption New Accounting Pronouncements and "Note 2 -- Clinton Impairment and Quasi-Reorganization."

Environmental Matters
Clean Air Act: IP continues to purchase emission allowances to comply with the SO2 emission reduction requirements of Phase I (1995-1999) of the Acid Rain Program (Title 4) of the 1990 Clean Air Act Amendments (CAAA). An emission allowance is the authorization by the U.S. EPA to emit one ton of SO2. The ICC approved IP's Phase I Acid Rain Compliance Plan in September 1993, and IP is continuing to implement that plan. IP has acquired sufficient emission allowances to cover more than 70 percent of its anticipated needs for 1999 and expects to purchase the remainder on the spot market. Baldwin and Hennepin are switching from high-sulfur Illinois coal to low-sulfur Wyoming coal to attain compliance with Phase II (2000 and beyond) of the Acid Rain SO2 provisions of the CAAA. The cost to convert Baldwin and Hennepin is estimated to be $125 million.

   To comply with the Phase I NOx emission reduction requirements of the acid rain provisions of the Clean Air Act, IP installed low-NOx burners at Baldwin Unit 3 and Vermilion Unit 2. On November 29, 1994, the Phase I NOx rules were remanded to the U.S. EPA. On April 13, 1995, the U.S. EPA reinstated, with some modifications, the Phase I NOx rules effective January 1, 1996. IP was and continues to be positioned to comply with these revised rules without additional modifications to any of its generating plants.

   The U.S. EPA issued revised Phase II NOx emission limits on December 10, 1996. IP has prepared a Phase II Compliance Plan. Capital expenditures for IP's NOx Compliance Plan are expected to total $118 million when the project is complete in early 2000. Approximately $58 million was spent through the end of 1998. The majority of this investment is for installation of SCR equipment on Baldwin Units 1 and 2. This work is being done in conjunction with replacement of the air heaters on these units.

   In addition, regulators are continuing to finalize rulemaking to comply with current federal air quality standards for ozone. On October 27, 1998, the U.S. EPA finalized air pollution rules that will require substantial reductions of NOx emissions in Illinois and 21 other states. This rule will require the installation of NOx controls by May 2003, with each Illinois utility's exact reduction requirement to be specified in 1999. Preliminary estimates of the capital expenditures needed in 2000 through 2003 to comply with these new NOx limitations are $90 million to $140 million. The legality of this proposal, along with its technical feasibility, is being challenged by a number of states, utility groups, and utilities, including IP.

Global Warming: In December 1997, international negotiations to reduce greenhouse gas emissions concluded with the adoption of the Kyoto Protocol. This Protocol requires the United States to reduce greenhouse gas emissions to 7 percent below 1990 levels during the years 2008 through 2012 and to make further reductions thereafter. Before it can take effect, this Protocol must be ratified by the U.S. Senate. However, United States Senate Resolution 98, which passed 95-0 in July 1997, says the Senate would not ratify an agreement that fails to involve all countries or would damage the economy of the United States. Since the Protocol does not contain key elements that Senate Resolution 98 specifies are necessary, ratification will be a major political issue. It is anticipated that a ratification vote will be delayed until the current administration decides whether it can meet the provisions of Senate Resolution 98.

   IP will face major changes in the way it generates electricity if the Kyoto Protocol is ratified or if the Protocol's reduction goals are incorporated into other environmental regulations. IP would have to repower some generating units and change from coal to natural gas in other units to reduce greenhouse gas emissions. IP estimates that compliance with these proposed regulations may require significant capital outlays and annual operating expenses which could have a material adverse impact on IP.

Manufactured-Gas Plant: IP's estimated liability for MGP site remediation is $61 million. This amount represents IP's current estimate of the costs it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites.

   In October 1995, to offset some of the burden imposed on its customers, IP initiated litigation against a number of its insurance carriers. As of June 1998, settlements or settlements in principle have been reached with all 30 of the carriers. Settlement proceeds recovered from the carriers will offset a significant portion of the MGP remediation costs and will be credited to customers through the tariff rider mechanism which the ICC has previously approved. Cleanup costs in excess of insurance proceeds will be fully recovered from IP's transmission and distribution customers.

Electric and Magnetic Fields: The possibility that exposure to EMF emanating from power lines, household appliances, and other electric sources may result in adverse health effects continues to be the subject of litigation and governmental, medical, and media attention. Litigants have also claimed that EMF concerns justify recovery from utilities for the loss in value of real property adjacent to power lines, substations, and other such sources of EMF. The number of EMF cases has declined as national and international science commission studies have failed to confirm EMF health risks. Additional research is being conducted. On July 3, 1997, President Clinton signed legislation extending the National EMF Research and Public Information Dissemination Program through 1998. Research results, policy decision, and public information developments will continue into 1999. It is too soon to tell what impact, if any, these actions may have on IP's financial position.

Other
Legal Proceedings: IP is involved in legal or administrative proceedings before various courts and agencies with respect to matters occurring in the ordinary course of business, some of which involve substantial amounts of money. Management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position or the results of operations.

Accounts Receivable: IP sells electric energy and natural gas to residential, commercial, and industrial customers throughout Illinois. At December 31, 1998, 59%, 24%, and 17% of "Accounts receivable -- Service" were from residential, commercial, and industrial customers, respectively. IP maintains reserves for potential credit losses and such losses have been within management's expectations. The reserve for doubtful accounts remained at $5.5 million in 1998.

Contingencies
Soyland: For more information, see "Note 6 -- Facilities Agreements" for discussion of Soyland contingencies.

Nuclear Fuel Lease: For more information, see "Note 8 -- Capital Leases" for discussion of contingencies related to IP's nuclear fuel lease.

Internal Revenue Service Audit: The Internal Revenue Service is currently auditing IP's federal income tax returns for the years 1994 through 1997. At this time, the outcome of the audit cannot be determined. Management does not expect that the results will have a material adverse effect on IP's financial position or results of operations. For a detailed discussion of income taxes, see "Note 7 -Income Taxes."


NOTE 5--LINES OF CREDIT AND SHORT-TERM LOANS

IP has total lines of credit represented by bank commitments amounting to $354 million, all of which were unused at December 31, 1998. These lines of credit are renewable in May 1999, November 1999 and May 2002. These bank commitments support the amount of commercial paper outstanding at any time, limited only by the amount of unused bank commitments, and are available to support IP activities. At December 31, 1998, the level of IP short-term debt was significantly lower than historical levels due to using the December securitization proceeds to redeem commercial paper and short-term borrowings. This level is expected to increase as funds are expended to redeem long-term debt and equity.

   IP pays facility fees up to .10% per annum on $350 million of the total lines of credit, regardless of usage. The interest rate on borrowings under these agreements is, at IP's option, based upon the lending banks' reference rate, their Certificate of Deposit rate, the borrowing rate of key banks in the London interbank market, or competitive bid.

   IP has letters of credit capacity totaling $201 million, all of which were undrawn at December 31, 1998. IP pays fees up to .95% per annum on the undrawn amount of credit. On February 12, 1999, IP acquired an additional letter of credit for $30 million with a .425% per annum fee on the undrawn amount of credit.

   In addition, IP and the Fuel Company each have a short-term financing option to obtain funds not to exceed $30 million. IP and the Fuel Company pay no fees for this uncommitted facility and funding is subject to availability upon request.

   For the years 1998, 1997, and 1996, IP had short-term borrowings consisting of bank loans, commercial paper, extendible floating rate notes, and other short-term debt outstanding at various times as follows:


(Millions of dollars, except rates)               1998       1997           1996

Short-term borrowings
  at December 31,                                $  147.6    $  376.8   $  310.0

Weighted average interest
  rate at December 31,                                6.0%        6.0%      5.7%

Maximum amount outstanding
  at any month end                               $  370.9    $  376.8   $  310.0

Average daily borrowings
  outstanding during
  the year                                       $  317.2    $  284.4   $  261.9

Weighted average interest
  rate during the year                                5.7%        5.8%      5.6%


NOTE 6--FACILITIES AGREEMENTS

On March 13, 1997, the NRC issued an order approving transfer to IP of the Clinton operating license related to Soyland's 13.2% ownership obligations in connection with the transfer from Soyland to IP of all of Soyland's interest in Clinton pursuant to an agreement reached in 1996. Soyland's title to the plant and directly related assets such as nuclear fuel were transferred to IP on May 1, 1997. Soyland's nuclear decommissioning trust assets were transferred to IP on May 19, 1997, consistent with IP's assumption of all of Soyland's ownership obligations, including those related to decommissioning.

   FERC approved an amended PCA between Soyland and IP in July 1997. The amended PCA obligates Soyland to purchase all of its capacity and energy needs from IP for at least 10 years. The amended PCA provides that a contract cancellation fee will be paid by Soyland to IP in the event that a Soyland member terminates its membership in Soyland. In May 1997, three distribution cooperative members terminated their membership by buying out of their respective long-term wholesale power contracts with Soyland. This action resulted in Soyland paying a fee of $20.8 million to IP in June 1997 to reduce its future base capacity charges. Fee proceeds of $2.9 million were used to offset IP's costs of acquiring Soyland's share of Clinton, and the remaining $17.9 million was recorded as interchange revenue. In December 1997, Soyland signed a letter of intent to pay in advance the remainder of its base capacity charges in the PCA, approximately $70 million. Soyland received the necessary financing and regulatory approvals in the second quarter of 1998. IP received $30 million and $40 million from Soyland during the first and second quarters of 1998, respectively. The prepayment was deferred and is being recognized as interchange revenue evenly over the initial term of the PCA, September 1, 1996, through August 31, 2006. In December 1998, Soyland and IP signed an agreement to restructure the PCA in which IP acts as an agent for Soyland in obtaining and scheduling power and energy and related transmission from other parties. The two parties intend to establish a final agreement in March 1999.


NOTE 7 -- INCOME TAXES

Deferred tax assets and liabilities were comprised of the following:

                                                     Balances as of December 31,

(Millions of dollars)                                           1998       1997

Deferred tax assets:
--------------------------------------------------------------------------------
Current:
  Misc. book/tax recognition differences                $     9.2      $   11.2
--------------------------------------------------------------------------------

Noncurrent:
  Depreciation and other property related                   150.4          46.2
  Alternative minimum tax                                   140.5         156.8
  Unamortized investment tax credit                          18.1         116.9
  Misc. book/tax recognition differences                    375.0          40.3
--------------------------------------------------------------------------------
                                                            684.0         360.2
--------------------------------------------------------------------------------
    Total deferred tax assets                           $   693.2       $ 371.4
--------------------------------------------------------------------------------

Deferred tax liabilities:
--------------------------------------------------------------------------------
Current:
  Misc. book/tax recognition differences                $      .1       $    .9
--------------------------------------------------------------------------------
Noncurrent:
  Depreciation and other property related                 1,292.8       1,348.0
  Misc. book/tax recognition differences                    240.7          (7.1)
--------------------------------------------------------------------------------
                                                          1,533.5       1,340.9
--------------------------------------------------------------------------------
    Total deferred tax liabilities                      $ 1,533.6     $ 1,341.8
--------------------------------------------------------------------------------

     Income taxes included in the Consolidated Statements of Income consist of the following components:

                                                        Years Ended December 31,

(Millions of dollars)                      1998            1997            1996

Current taxes--
  Included in operating
    expenses and taxes                 $     7.6      $     72.7          $79.2
  Included in other income
    and deductions                          (4.2)            (.7)         (14.5)
--------------------------------------------------------------------------------
    Total current taxes                      3.4            72.0           64.7
--------------------------------------------------------------------------------

Deferred taxes--
  Included in operating
  expenses and taxes
    Property related differences           (30.0)            9.2           60.4
    Alternative minimum tax                 16.4            41.7            1.1
    Gain/loss on reacquired debt             3.4              .4           (1.6)
    Clinton plant impairment              (982.8)           --             --
    Enhanced retirement
      and severance                         --                .5            2.6
    Misc. book/tax recognition
      differences                          (20.0)          (16.7)           6.1
   Included in other income
   and deductions
     Property related differences             .3             (.4)          10.2
     Misc. book/tax recognition
       differences                            .3             1.5            1.7
--------------------------------------------------------------------------------

     Total deferred taxes               (1,012.4)           36.2            80.5
--------------------------------------------------------------------------------
Deferred investment tax
credit--net
  Included in operating
    expenses and taxes                      (8.3)           (7.3)          (7.3)
  Included in other income
    and deductions--
      Clinton plant impairment            (160.4)           --              --
--------------------------------------------------------------------------------
    Total investment
      tax credit                          (168.7)           (7.3)          (7.3)
--------------------------------------------------------------------------------
Total income taxes from
  continuing operations                 (1,177.7)          100.9          137.9
--------------------------------------------------------------------------------
Income tax--
  Extraordinary item
    Current tax expense                     --             (17.8)          --
    Deferred tax expense                    --            (100.2)          --
--------------------------------------------------------------------------------
    Total extraordinary item                --            (118.0)          --
--------------------------------------------------------------------------------
Total income taxes                     $(1,177.7)      $   (17.1)       $ 137.9
--------------------------------------------------------------------------------

   The reconciliations of income tax expense to amounts computed by applying the statutory tax rate to reported pretax income from continuing operations for the period are set-out below:

                                                        Years Ended December 31,

(Millions of dollars)                      1998            1997            1996

Income tax expense at the
  federal statutory tax rate            $ (886.9)       $   88.1        $ 128.3

Increases/(decreases) in taxes
resulting from--
  State taxes,
    net of federal effect                 (196.0)           11.8           13.7
  Investment tax credit
    amortization                            (8.3)           (7.3)          (7.3)
  Clinton plant impairment                 (85.4)           --             --
  Depreciation not normalized                4.4            11.3            9.4
  Interest expense on
    preferred securities                    (6.8)           (6.9)          (6.9)


Other--net                                   1.3             3.9             .7
--------------------------------------------------------------------------------
Total income taxes from
  continuing operations                $(1,177.7)       $  100.9        $ 137.9
--------------------------------------------------------------------------------

     Combined federal and state effective income tax rates were 43.1%, 40.1%, and 37.6% for the years 1998, 1997, and 1996 respectively.

     IP is subject to the provisions of the Alternative Minimum Tax System. As a result, IP has an Alternative Minimum Tax credit carryforward at December 31, 1998, of approximately $140.5 million. This credit can be carried forward indefinitely to offset future regular income tax liabilities in excess of the tentative minimum tax.

     The Internal Revenue Service is currently auditing IP's consolidated federal income tax returns for the years 1994 through 1997. At this time, the outcome of the audit cannot be determined; however, the results of the audit are not expected to have a material adverse effect on IP's consolidated financial position or results of operations.

     The tax effect of the Clinton plant impairment and quasi-reorganization are
included  in  the  above  amounts.   See  "Note  2  --  Clinton  Impairment  and
Quasi-Reorganization" for additional information.

     Because of the passage of P.A. 90-561 in 1997, IP's electric generation business no longer meets the criteria for application of FAS 71. As required by FAS 101, "Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71," the income tax effects of the write-off of regulatory assets and liabilities related to electric generation are reflected in the extraordinary item for the cumulative effect of a change in accounting principle.


NOTE 8 -- CAPITAL LEASES

The Fuel Company, which is 50 percent owned by IP, was formed in 1981 for the purpose of leasing nuclear fuel to IP for Clinton. Lease payments are equal to the Fuel Company's cost of fuel as consumed (including related financing and administrative costs). Billings under the lease agreement were $4 million in 1998, $4 million in 1997, and $35 million in 1996, including financing costs of $4 million, $4 million, and $5 million, respectively. IP is required to pay financing costs whether or not fuel is consumed. IP is obligated to make subordinated loans to the Fuel Company at any time the obligations of the Fuel Company that are due and payable exceed the funds available to the Fuel Company. Lease terms stipulate that, in the event Clinton is out of service for 24 consecutive months, IP is obligated to purchase Clinton's incore nuclear fuel from the Fuel Company. In accordance with this provision, IP will purchase the fuel for $62.1 million in the first quarter of 1999. IP has an obligation for nuclear fuel disposal costs of leased nuclear fuel. See "Note 4 -- Commitments and Contingencies" for discussion of decommissioning and nuclear fuel disposal costs. Nuclear fuel lease payments are included with "Fuel for electric plants" on IP's Consolidated Statements of Income.

     Current obligations under capital lease for nuclear fuel were $62.1 million at December 31, 1998, and $18.7 million at December 31, 1997.

NOTE 9 -- LONG-TERM DEBT


                                                                                                     (Millions of dollars)
--------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                         1998            1997
--------------------------------------------------------------------------------------------------------------------------

First mortgage bonds--
      6 1/2%  series due 1999                                                                    $    72.0       $    72.0
      6.60%   series due 2004 (Pollution Control Series A)                                             -               6.3
      7.95%   series due 2004                                                                         39.0            72.0
      6.0%    series due 2007 (Pollution Control Series B)                                             -              18.7
      8.30%   series due 2017 (Pollution Control Series I)                                             -              33.8
      7 3/8%  series due 2021 (Pollution Control Series J)                                            84.7            84.7
      8 3/4%  series due 2021                                                                         57.1            57.1
      5.70%   series due 2024 (Pollution Control Series K)                                            35.6            35.6
      7.40%   series due 2024 (Pollution Control Series L)                                            84.1            84.1
--------------------------------------------------------------------------------------------------------------------------
     Total first mortgage bonds                                                                      372.5           464.3
--------------------------------------------------------------------------------------------------------------------------
New mortgage bonds--
      6 1/8%  series due 2000                                                                         40.0            40.0
      5.625%  series due 2000                                                                        110.0           110.0
      6.25%   series due 2002                                                                        100.0             -
      6.0%    series due 2003                                                                        100.0             -
      6 1/2%  series due 2003                                                                        100.0           100.0
      6 3/4%  series due 2005                                                                         70.0            70.0
      8.0%    series due 2023                                                                        229.0           229.0
      7 1/2%  series due 2025                                                                        148.5           177.0
      5.40%   series due 2028 (Pollution Control Series A)                                            18.7             -
      5.40%   series due 2028 (Pollution Control Series B)                                            33.8             -
      Adjustable rate series due 2028
             (Pollution Control Series M, N, and O)                                                  111.8           111.8
      Adjustable rate series due 2032
             (Pollution Control Series P, Q, and R)                                                  150.0           150.0
--------------------------------------------------------------------------------------------------------------------------
     Total new mortgage bonds                                                                      1,211.8           987.8
--------------------------------------------------------------------------------------------------------------------------
     Total mortgage bonds                                                                          1,584.3         1,452.1
--------------------------------------------------------------------------------------------------------------------------
Transitional Funding Trust Notes--
      5.39% due 2000                                                                                 110.0             -
      5.26% due 2001                                                                                 100.0             -
      5.31% due 2002                                                                                  80.0             -
      5.34% due 2003                                                                                  85.0             -
      5.38% due 2005                                                                                 175.0             -
      5.54% due 2007                                                                                 175.0             -
      5.65% due 2008                                                                                 139.0             -
 -------------------------------------------------------------------------------------------------------------------------
     Total transitional funding trust notes                                                          864.0             -
 -------------------------------------------------------------------------------------------------------------------------
Medium-term notes, series A                                                                            -              68.0
Variable rate long-term debt due 2017                                                                 75.0            75.0
--------------------------------------------------------------------------------------------------------------------------

    Total other long-term debt                                                                       75.0           143.0
--------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,523.3         1,595.1
Adjustment to Fair Value                                                                              25.3             -
Unamortized discount on debt                                                                         (15.5)          (16.8)

--------------------------------------------------------------------------------------------------------------------------
     Total long-term debt excluding capital lease obligations                                      2,533.1         1,578.3
     Obligations under capital leases                                                                132.0           126.7
--------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,665.1         1,705.0
Long-term debt and lease obligations maturing within one year                                       (506.6)          (87.5)
--------------------------------------------------------------------------------------------------------------------------
         Total long-term debt                                                                    $ 2,158.5       $ 1,617.5
--------------------------------------------------------------------------------------------------------------------------

In the above table, the "adjustment to fair value" is the total adjustments of debt to fair value in the quasi-reorganization. The adjustments to the fair value of each debt series will be amortized over its remaining life to interest expense. See "Note 2 -Clinton Impairment and Quasi-Reorganization" for more information.

     In March 1998, IP issued $18.7 million of 5.4% Pollution Control Bonds Series A due 2028 and used the proceeds to redeem $18.7 million of 6.0% Pollution Control Bonds Series B due 2007 in April 1998. In March 1998, IP issued $33.8 million of 5.4% Pollution Control Bonds Series B due 2028 to refinance $33.8 million of 8.3% Pollution Control Bond Series I due 2017 in April 1998. $100 million of 6.25% New Mortgage Bonds due 2002 were issued in
July 1998, and $100 million of 6% New Mortgage Bonds due 2003 were issued in September 1998.

     In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-561. The proceeds of the notes were used by IP to retire debt and equity securities. These notes have maturity dates ranging from one to 10 years, with an average interest rate of 5.41%.

     In November 1998, IP called $6.3 million of 6.6% Pollution Control Bonds Series A due 2004. In December 1998, $28.5 million of 7.50% New Mortgage Bonds due 2025 and $33.0 million of 7.95% First Mortgage Bonds were purchased on the open market.

     In January 1999, $57.1 million of 8.75% First Mortgage Bonds due 2021 and $229 million of 8% New Mortgage Bonds due 2023 were purchased through a redemption notice. IP also redeemed $5.4 million of 7.95% First Mortgage Bonds due 2004 in January 1999. In February 1999, IP redeemed $36.8 million of 6.5% First Mortgage Bonds due 1999 and $5 million of 7.95% First Mortgage Bonds due 2004.

     In 1989 and 1991, IP issued a series of fixed rate medium-term notes. At December 31, 1998, all these notes have matured and been retired. Interest rates on variable rate long-term debt due 2017 are adjusted weekly and ranged from 3.75% to 4.20% at December 31, 1998.

     For the years 1999, 2000, 2001, 2002, and 2003, IP has long-term debt maturities in the aggregate of (in millions) $72, $150, $0, $100, and $200, respectively. In addition, IPSPT has long-term debt maturities of $86.4 million in each of the above years. These amounts exclude capital lease requirements. See "Note 8 -- Capital Leases."

     At December 31, 1998, the aggregate total of unamortized debt expense and unamortized loss on reacquired debt was approximately $64.7 million.

     In 1992, IP executed a new general obligation mortgage (New Mortgage) to replace, over time, IP's 1943 Mortgage and Deed of Trust (First Mortgage). Both mortgages are secured by liens on substantially all of IP's properties. A corresponding issue of First Mortgage Bonds, under the First Mortgage, secures any bonds issued under the New Mortgage. In October 1997, at a special bondholders meeting, the 1943 First Mortgage was amended to be generally consistent with the New Mortgage. The remaining balance of net bondable additions at December 31, 1998, was approximately $1.9 billion.


NOTE 10 -- PREFERRED STOCK


                                                                                                               (Millions of dollars)

December 31,                                                                                             1998                  1997

Serial Preferred Stock, cumulative, $50 par value--
Authorized 5,000,000 shares; 1,139,110 shares outstanding
           Series           Shares        Redemption Prices
             4.08%          283,290           $   51.50                                               $  14.1               $  14.1
             4.26%          136,000               51.50                                                   6.8                   6.8
             4.70%          176,000               51.50                                                   8.8                   8.8
             4.42%          134,400               51.50                                                   6.7                   6.7
             4.20%          167,720               52.00                                                   8.4                   8.4
             7.75%          241,700               50.00 after July 1, 2003                               12.1                  12.1

             Net premium on preferred stock                                                                .2                    .2
-----------------------------------------------------------------------------------------------------------------------------------
  Total Preferred Stock, $50 par value                                                                $  57.1               $  57.1
-----------------------------------------------------------------------------------------------------------------------------------
Serial Preferred Stock, cumulative, without par value--
Authorized 5,000,000 shares; none outstanding                                                            --                    --
-----------------------------------------------------------------------------------------------------------------------------------
Preference Stock, cumulative, without par value--
Authorized 5,000,000 shares; none outstanding                                                            --                    --
-----------------------------------------------------------------------------------------------------------------------------------
   Total Serial Preferred Stock, Preference Stock and Preferred Securities                            $  57.1               $  57.1
-----------------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable Preferred Securities of:
Illinois Power Capital, L.P.
  Monthly Income Preferred Securities, cumulative, $25 liquidation preference--
  3,880,000 shares authorized and outstanding                                                         $  97.0               $  97.0
Illinois Power Financing I
  Trust Originated Preferred Securities, cumulative, $25 liquidation preference--
  4,000,000 shares authorized and outstanding                                                           100.0                 100.0
Adjustment to Fair Value                                                                                  2.0                  --
-----------------------------------------------------------------------------------------------------------------------------------
  Total Mandatorily Redeemable Preferred Stock                                                        $ 199.0               $ 197.0
-----------------------------------------------------------------------------------------------------------------------------------


     In the above table, only the MIPS and TOPrS were restated to their fair value in the quasi-reorganization. The serial preferred stock was not restated because it is equity rather than an asset or a liability. The increase in the value of the MIPS and the TOPrS will be amortized to interest expense over the remaining life of these securities. See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for more information.

     Serial Preferred Stock ($50 par value) is redeemable at the option of IP in whole or in part at any time with not less than 30 days and not more than 60 days notice by publication. The MIPS are redeemable at the option in whole or in part on or after October 6, 1999, with not less than 30 days and not more than 60 days notice by publication. The TOPrS mature on January 31, 2045, and may be redeemed in whole or in part at any time on or after January 31, 2001.

     Illinois Power Capital, L.P., is a limited partnership in which IP serves as a general partner. Illinois Power Capital issued (1994) $97 million of tax-advantaged MIPS at 9.45% (5.67% after-tax rate) with a liquidation preference of $25 per share. IP consolidates the accounts of Illinois Power Capital, L.P.

     IPFI is a statutory business trust in which IP serves as sponsor. IPFI issued (1996) $100 million of TOPrS at 8% (4.8% after-tax rate). IP consolidates the accounts of IPFI.


NOTE 11 -- COMMON STOCK AND RETAINED EARNINGS

As of December 31, 1998, IP effected a quasi-reorganization in which IP's accumulated deficit in retained earnings of $1,565.9 million was eliminated by a $1,327.2 million restatement of other assets and liabilities to their fair value and a transfer of $238.7 million from additional paid-in capital. See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for additional information regarding the effects upon retained earnings.

     On May 31, 1994, common shares of IP began trading as common shares of Illinova. Illinova is the sole shareholder of IP common stock.

     On December 22, 1998, IPSPT issued $864 million of Transitional Funding Trust Notes, with IP as servicer. As of December 31, 1998, IP used $49.3 million of the funds to repurchase 2.3 million of its common shares from Illinova.

     In 1998, IP repurchased 3,323,079 shares of its common stock from Illinova. In 1997 and 1996, IP repurchased 6,017,748 shares and 714,811 shares, respectively, of its common stock from Illinova. Under Illinois law, such shares may be held as treasury stock and treated as authorized but unissued, or may be canceled by resolution of the Board of Directors. IP holds the common stock as treasury stock and deducts it from common equity at the cost of the shares.

     IP employees participate in an ESOP that includes an incentive compensation feature which is tied to achievement of specified corporate performance goals. This arrangement began in 1991 when IP loaned $35 million to the Trustee of the Plans, which used the loan proceeds to purchase 2,031,445 shares of IP's common stock on the open market. The loan and common shares were converted to Illinova instruments with the formation of Illinova in May 1994. These shares are held in a suspense account under the plans and are being distributed to the accounts of participating employees as the loan is repaid by the Trustee with funds contributed by IP, together with dividends on the shares acquired with the loan proceeds. IP financed the loan with funds borrowed under its bank credit agreements.

     For the year ended December 31, 1998, 86,020 common shares were allocated to salaried employees and 77,019 shares to employees covered under the Collective Bargaining Agreement through the matching contribution feature of the ESOP arrangement. Under the incentive compensation feature, 56,315 common shares were allocated to employees for the year ended December 31, 1998. During 1998, IP contributed $4.7 million to the ESOP and, using the shares allocated method, recognized $5.2 million of expense. Interest paid on the ESOP debt was approximately $.9 million in 1998 and dividends used for debt service were approximately $2.2 million.

     In 1992, the Board of Directors adopted and the shareholders approved a Long-Term Incentive Compensation Plan (the Plan) for officers or employee members of the Board, but excluding directors who are not officers or employees. The types of awards that may be granted under the Plan are restricted stock, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan provides that any one or more types of awards may be granted for up to 1,500,000 shares of Illinova's common stock. The following table outlines the activity under this Plan at December 31, 1998. No options were exercised through February 1999.

 Year     Options     Grant      Year       Expiration     Options      Options
Granted   Granted     Price   Exercisable      Date       Exercised    Forfeited

1992       62,000    $23.375     1996         6/10/02       20,000       10,500
1993       73,500    $24.250     1997         6/09/03       22,000       10,500
1994       82,650    $20.875     1997         6/08/04       29,450        4,400
1995       69,300    $24.875     1998         6/14/05        3,900       11,000
1996       80,500    $29.750     1999         2/07/06          --         6,500
1997       82,000    $26.125     2000         2/12/07          --         6,000
1998      120,500    $29.094     2001         2/11/08          --           --
1998      165,000    $30.250     2001         6/24/08          --           --

     In October 1995, the FASB issued FAS 123, "Accounting for Stock-Based Compensation" effective for fiscal years beginning after December 15, 1995.

Based on the current and anticipated use of stock options, the impact of FAS 123 is not material on the current period and is not envisioned to be material in any future period. As permitted by FAS 123, IP continues to account for its stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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


NOTE 12 -- PENSION AND OTHER BENEFITS COSTS

Illinova offers certain benefit plans to employees of Illinova and its principal subsidiaries. IP is sponsor and administrator of the benefit plans disclosed below.

     IP is reimbursed by the other Illinova subsidiaries for their share of the expenses of the benefit plans. The values and discussion below represent the plans in total, including the amounts attributable to the other subsidiaries.


                                                                                                               (Millions of dollars)
                                                                              Pension Benefits                    Other Benefits
                                                                           1998             1997             1998              1997

Change in benefit obligation
Benefit obligation at beginning of year                                  $ 417.6          $ 361.6          $  89.4          $  81.7
Service cost                                                                12.8             10.2              2.6              1.9
Interest cost                                                               30.4             28.2              6.3              5.9
Plan participants' contributions                                             -                -                0.4              0.4
Amendments                                                                   2.0              -                -                -
Actuarial (gain) / loss                                                     45.2             43.1              3.8              5.4
Benefits paid                                                              (32.8)           (25.5)            (7.0)            (5.9)
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                        $ 475.2          $ 417.6          $  95.5          $  89.4
------------------------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year                           $ 432.1          $ 357.2          $  49.7          $  34.3
Actual return on plan assets                                                73.7             95.6              9.2              8.0
Employer contribution                                                        4.5              4.8             11.4             12.9
Plan participants' contributions                                             -                -                0.4              0.4
Benefits paid                                                              (32.8)           (25.5)            (7.0)            (5.9)
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                 $ 477.5          $ 432.1          $  63.7          $  49.7
------------------------------------------------------------------------------------------------------------------------------------

Fair value of plan assets greater/(less) than benefit obligation         $   2.3          $  14.5          $ (31.8)         $ (39.7)
Unrecognized net actuarial (gain)/loss                                     (32.1)           (38.9)            (7.3)            (6.3)
Unrecognized prior service cost                                             17.6             17.4              -                -
Unrecognized net asset/liability at transition                             (21.9)           (26.1)            36.0             38.7
------------------------------------------------------------------------------------------------------------------------------------
Net amounts recognized                                                   $ (34.1)         $ (33.1)         $  (3.1)         $  (7.3)
------------------------------------------------------------------------------------------------------------------------------------

Net amounts recognized consist of:
Prepaid benefit cost                                                     $   1.9          $   1.9          $   -            $   -
Accrued benefit liability                                                  (36.0)           (35.0)            (3.1)            (7.3)
------------------------------------------------------------------------------------------------------------------------------------
Net amounts recognized                                                   $ (34.1)         $ (33.1)         $  (3.1)        $   (7.3)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Pension Benefits                    Other Benefits
                                                                           1998             1997             1998              1997
Weighted-average assumptions as of December 31
Discount rate                                                              7.0%             7.5%             7.0%              7.0%
Expected return on plan assets                                             9.5%             9.5%             9.5%              9.0%

Rate of compensation increase                                              4.5%             4.5%             5.5%              5.5%





                                                                                                               (Millions of dollars)
                                                                             Pension Benefits                       Other Benefits
                                                              1998         1997         1996         1998         1997         1996
Components of net periodic benefit cost
Service cost                                                $ 12.8       $ 10.2       $ 10.1        $ 2.6        $ 1.9        $ 2.2
Interest cost                                                 30.4         28.2         26.8          6.3          5.9          6.1
Expected return on plan assets                               (35.3)       (31.7)       (30.4)        (4.4)        (3.0)        (2.2)
Amortization of prior service cost                             1.9          1.9          1.9          -            -            -
Amortization of transitional liability/(asset)                (4.2)        (4.2)        (4.2)         2.7          2.7          2.7
Recognized net actuarial (gain)/loss                           -            4.2          -            -           (0.3)         -
------------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                   $  5.6       $  8.6       $  4.2       $  7.2       $  7.2       $  8.8
------------------------------------------------------------------------------------------------------------------------------------



   For measurement purposes, a 6.9% health care trend rate was used for 1999. Trend rates were assumed to decrease gradually to 5.5% in 2005 and remain at this level going forward. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

   A one percentage point change in assumed health care cost trend rates would have the following effects for 1998:

                                        1 Percentage          1 Percentage
(Millions of dollars)                  Point Increase        Point Decrease

Effect on total of service and
  interest cost components                 $  1.2                $  (1.0)
Effect on postretirement
  benefit obligation                         11.3                   (9.5)


   IP changed the measurement date for the pension obligation of the plan from September 30 to December 31 which is reflected in the 1998 fiscal year. As a result, the time frame for the 1998 reporting period is October 1, 1997, through December 31, 1998. The unrecognized prior service cost is amortized on a straight-line basis over the average remaining service period of employees who are expected to receive benefits under the plan.

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets, specifically the nonqualified supplemental retirement plan for management employees, were $6.3 million, $5.6 million, and $0 as of December 31, 1998, and $4.8 million, $3.9 million, and $0 as of December 31, 1997.

   On December 9, 1998, IP's Board of Directors voted to exit Clinton operations. Concurrent with the decision to exit Clinton operations, IP accrued estimated employee severance and retention costs of $25.8 million, net of income taxes; pension curtailment benefits of $(7.2) million, net of income taxes; and other postretirement benefit costs of $.4 million, net of income taxes. These amounts are not reflected in the above tables. If the decision is made to permanently close Clinton, the number of Clinton employees would decrease from 950 to 240 over an 11-month transition period as the plant moves from an operating to a decommissioning mode. Employees expected to be released include engineering, plant technical and operational, office administration, and maintenance employees. See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for additional information.


NOTE 13 -- SEGMENTS OF BUSINESS

In 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," and establishes new standards for defining a company's segments and disclosing information about them.

   The new statement requires that segments be based on the internal structure and reporting of a company's operations. Because of the realignment of Illinois Power into five operating segments during 1998, Illinois Power has determined that it is not practicable to present the new segment information for 1997 and 1996 because it is not available and the cost to develop it is excessive. Therefore, the information for 1998 is presented under the format specified by FAS 131; the comparative information for 1998, 1997, and 1996 is presented in accordance with FAS 14.

1998
IP is comprised of five business groups. The business groups and their principal services are as follows:

- IP Customer Service Business Group -- transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas.

- IP Wholesale Energy Business Group -- fossil-fueled electric generation, wholesale electricity transactions, and dispatching activities.

-    IP Nuclear Generation Business Group -- nuclear-fueled electric generation.

- IP Financial Business Group -- provides financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services.

-    IP  Support  Services  Business  Group  --  provides   specialized  support
     functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.

   Of the above-listed segments, the IP Financial Business Group and the IP Support Services Business Group did not individually meet the minimum threshold requirements for separate disclosure and are combined in the Other category.

     Three measures were used to judge segment performance: contribution margin, cash flow, and return on net invested capital.


                                                                                 (Millions of dollars)


                                              Customer    Wholesale                            Total
1998                                           Service     Energy       Nuclear     Other     Company
------------------------------------------------------------------------------------------------------
Revenues from external customers              $1,505.7    $  557.2     $   6.3     $   -      $2,069.2
Intersegment revenue  (1)                          -         482.3        (2.4)        -         479.9
------------------------------------------------------------------------------------------------------
   Total revenue                               1,505.7     1,039.5         3.9         -       2,549.1
Depreciation and amortization expense             68.3        30.3        99.1         5.9       203.6
Other operating expenses(1)                      894.4       999.0       379.2         3.4     2,276.0
------------------------------------------------------------------------------------------------------
   Operating income (loss)                       543.0        10.2      (474.4)       (9.3)       69.5
Interest expense                                  70.4        13.8        59.3        (8.6)      134.9
AFUDC                                             (0.1)       (0.9)       (2.5)        0.3        (3.2)
------------------------------------------------------------------------------------------------------
   Net income (loss) before taxes                472.7        (2.7)     (531.2)       (1.0)      (62.2)
Income tax expense (benefit)                     194.4        (1.9)     (232.3)        5.4       (34.4)
Miscellaneous--net                                  0.5        (1.0)        0.1         3.2         2.8
Interest revenue                                   -           -           -          (1.9)       (1.9)
------------------------------------------------------------------------------------------------------
   Net income (loss) after taxes                 277.8         0.2      (299.0)       (7.7)      (28.7)
Preferred dividend requirement                     9.7         2.2         7.9         0.0        19.8
------------------------------------------------------------------------------------------------------
   Net income (loss)(2)                       $  268.1    $   (2.0)  $  (306.9)     $ (7.7)  $   (48.5)
Clinton plant impairment loss                                          1,523.7                 1,523.7
------------------------------------------------------------------------------------------------------
   Net income (loss) available to common      $  268.1    $   (2.0)  $(1,830.6)     $ (7.7)  $(1,572.2)
------------------------------------------------------------------------------------------------------
Other information --
   Total assets(3)                            $2,289.1    $3,039.0   $   227.2      $548.8   $ 6,104.1
   Total expenditures for additions to
      long-lived assets                          124.4       116.0        62.5         8.6       311.5
------------------------------------------------------------------------------------------------------
Corporate Measures --
   Contribution margin(4)                     $  315.7    $    7.0   $  (268.5)     $(13.7)  $    40.5
   Cash flow(5)                                  237.4        27.2      (280.8)       23.1         6.9
   Return on net invested capital(6)             16.73%       0.33%      N/A         (2.65)%      1.06%

------------------------------------------------------------------------------------------------------

(1) Intersegment revenue priced at 2.5 cents per kwh delivered. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price.

(2)  Net income (loss) before Clinton plant impairment loss.

(3) Primary assets for Nuclear include decommissioning assets, shared general and intangible plant, and nuclear fuel.

(4) Contribution margin represented by net income before financing costs (net of tax), preferred dividend requirement, and Clinton plant impairment loss.

(5)  Cash flow before financing activities.

(6)  Return on net invested capital calculated as contribution margin divided by
     net  invested   capital   (includes   Clinton  plant  impairment  loss  and
     quasi-reorganization).


GEOGRAPHIC INFORMATION
                                                           (Millions of dollars)

December 31,                                1998          1997            1996

Revenues: (1)
  United States                           $2,069.2      $1,773.9        $1,688.7
--------------------------------------------------------------------------------
Long-lived assets: (2)
  United States                           $4,440.5      $4,534.1        $4,559.2
--------------------------------------------------------------------------------
(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include plant, equipment, and investments in subsidiaries.

1998, 1997, and 1996
                                                                                                              (Millions of dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                      1998                          1997                           1996
                                                               Total                         Total                           Total
                                          Electric    Gas     Company    Electric    Gas     Company    Electric    Gas     Company
------------------------------------------------------------------------------------------------------------------------------------
Operation information -
   Operating revenues                    $1,781.4   $287.8   $2,069.2   $1,420.0   $353.9   $1,773.9   $1,340.5   $348.2   $1,688.7
   Operating expenses,
     excluding provision for
     income taxes                         1,747.6    252.1    1,999.7    1,081.3    311.5    1,392.8      886.2    300.5    1,186.7
   Clinton plant impairment loss          2,666.9      -      2,666.9        -        -          -          -        -          -
------------------------------------------------------------------------------------------------------------------------------------
   Pre-tax operating income              (2,633.1)    35.7   (2,597.4)     338.7     42.4      381.1      454.3     47.7      502.0
   AFUDC                                      3.1      0.1        3.2        4.9      0.1        5.0        6.3      0.2        6.5
------------------------------------------------------------------------------------------------------------------------------------
   Pre-tax operating income,
     including AFUDC                    $(2,630.0)  $ 35.8  $(2,594.2)    $343.6    $42.5     $386.1     $460.6   $ 47.9     $508.5
----------------------------------------------------------             ------------------             ------------------
   Other deductions, net                                          1.0                           (1.5)                           1.2
   Interest charges                                             134.9                          135.9                          140.8
   Income tax - Clinton impairment                           (1,143.2)                           -                              -
   Provision for income taxes                                   (34.5)                         100.9                          137.9
------------------------------------------------------------------------------------------------------------------------------------
   Net income                                                (1,552.4)                         150.8                          228.6
   Extraordinary item
     (net of taxes)                                               -                           (195.0)                           -
   Preferred dividend
     requirements                                               (19.8)                         (21.5)                         (22.3)
   Carrying value over
     (under) consideration
     paid for redeemed
     preferred stock                                              -                              0.2                           (0.7)
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)
      applicable to common stock                            $(1,572.2)                        $(65.5)                        $205.6
------------------------------------------------------------------------------------------------------------------------------------
Other information -
   Depreciation                           $ 177.9   $ 25.7    $ 203.6     $171.5     $ 24.1   $195.6     $164.0   $ 22.5     $186.5
------------------------------------------------------------------------------------------------------------------------------------
   Capital expenditures                   $ 285.6   $ 25.9    $ 311.5     $201.3     $ 22.6   $223.9     $164.0   $ 23.3     $187.3
------------------------------------------------------------------------------------------------------------------------------------
Investment information -
   Identifiable assets*                 $ 4,843.3   $457.9   $5,301.2   $4,508.1     $453.8 $4,961.9   $4,577.1   $481.9    $5,059.0
----------------------------------------------------------             --------------------           -------------------
   Nonutility plant and
     other investments                                            2.3                            5.7                           14.3
   Assets utilized for
     overall operations                                         800.6                          323.9                          495.2
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                              $6,104.1                       $5,291.5                       $5,568.5
------------------------------------------------------------------------------------------------------------------------------------


* 1998: Utility plant, nuclear fuel, materials and supplies, prepaid and deferred energy costs, and transition period cost recovery.

     1997 and 1996: Utility plant, nuclear fuel, materials and supplies, deferred Clinton costs, and prepaid and deferred energy costs.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of FAS 107, "Disclosures about the Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies discussed below.

     Illinois Power has early-adopted FAS 133 due to the quasi-reorganization. Accordingly, assets and liabilities were adjusted to reflect current fair value. See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for more information.


                                                 1998              1997
                                    Carrying       Fair       Carrying     Fair
(Millions of dollars)                 Value       Value         Value     Value
Nuclear decommissioning
  trust funds                   $   84.1     $   84.1      $   62.5     $   62.5
Cash and cash equivalents          504.5        504.5          17.8         17.8
Mandatorily redeemable
  preferred stock*                 199.0        200.0         197.0        202.7
Long-term debt*                  2,533.1      2,545.2       1,578.3      1,627.6

Notes payable                      147.6        147.6         376.8        376.8

Other Financial Instruments:
  Trading/Energy futures
  and forward contracts             28.0         28.0          --           --

  Non-trading/Energy futures
  and forward contracts              5.4          5.4          --           --

  Non-trading/Emission Allowances
  Forward contracts                  2.0          2.0          --          --
  Option contracts                    .2           .2          --          --

* In the above table, the 1998 carrying value of mandatorily redeemable preferred stock and long-term debt reflect an adjustment in carrying value to fair value due to the quasi-reorganization. The portion of these items which relate to electric generation has been adjusted to fair value. The remainder is attributed to the regulated part of the business in which return on assets is based on book value of debt. Therefore no adjustment to fair value was made for the portion of mandatorily redeemable preferred stock and long-term debt relating to Illinois Power's regulated business. The fair values represent 100 percent of the current fair value for mandatorily redeemable preferred stock and long-term debt.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments listed in the table above:

Nuclear Decommissioning Trust Funds: The fair values of available-for-sale marketable debt securities and equity investments held by the Nuclear Decommissioning Trust are based on quoted market prices at the reporting date for those or similar investments.

Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Mandatorily Redeemable Preferred Stock and Long-Term Debt: The fair value of mandatorily redeemable preferred stock and long-term debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered for debt of the same remaining maturities, as advised by IP's bankers.

Notes Payable: The carrying amount of notes payable approximates fair value due to the short maturity of these instruments.

Other Financial Instruments: Other financial instruments are comprised of derivative financial instruments which have been restated to market according to FAS 133. See "Note 15 -- Financial and Other Derivative Instruments" for more information. Fair Value is determined using quoted market prices or indices.


NOTE 15 -- FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

Trading Activities: IP engages in the brokering and marketing of electricity. IP uses a variety of instruments, including fixed-price swap agreements, variable-price swap agreements, exchange-traded energy futures and options contracts, and over-the-counter forwards, swaps, and options.

   As of December 31, 1998, IP adopted EITF 98-10. IP has recorded its trading instruments at fair value in accordance with EITF 98-10's application criteria. For more information regarding Illinois Power's adoption of new accounting pronouncements, see "Note 1 -Summary of Significant Accounting Policies." At December 31, 1998, derivative assets and liabilities were recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. IP records realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income.

   The notional quantities and maximum terms of commodity instruments held for trading purposes at December 31, 1998, are presented below:


                Volume-Fixed         Volume-Fixed          Average
                 Price Payor        Price Receiver          Term

Electricity       5,174 MW              5,524 MW            1 yr

   All notional amounts reflect the volume of transactions but do not represent the dollar amounts or actual megawatts exchanged by the parties to the contracts. Accordingly, notional amounts do not accurately measure IP's exposure to market or credit risk.

   The estimated fair value of commodity instruments held for trading purposes at December 31, 1998, are presented below:

                                        Fair Value            Fair Value
(Millions of dollars)                     Assets             Liabilities

Electricity                             $    21.8             $    49.8

   The fair value was estimated using quoted prices and indices where available and considering the liquidity of the market for the instrument. The fair values are subject to volatility based on changing market conditions.

   The weighted average term of the trading portfolio, based on volume is less than one year. The maximum and average terms disclosed herein are not indicative of likely future cash flows as these positions may be modified by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity, and IP's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

Non-Trading Activities: To reduce the risk from market fluctuations in the price of electricity and related transmission, IP enters into forward transactions, swaps, and options (energy derivatives). These instruments are used to hedge expected purchases, sales, and transmission of electricity (a portion of which are firm commitments at the inception of the hedge). The weighted average maturity of these instruments is less than one year.

   Periodically, IP has utilized interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of December 31, 1998, there were no interest rate derivatives outstanding.

   In order to hedge expected purchases of emission allowances, IP has entered into swap agreements, forward contracts, and written put options with other utilities to mitigate the risk from market fluctuations in the price of the allowances. At December 31, 1998, the notional amount of two emission allowance swaps was 126,925 units, with a recorded liability of $15.6 million, based on fair value at delivery date. The maximum maturity of the swap agreements is 10 years. These agreements do not fall under the scope of FAS 133. The notional amount of the two forward contracts is 32,000 emission allowances with a fair value of $2 million. The maximum term of the forward contracts is five years, commencing in 1993. Both contracts expired in January 1999. Due to the remote probability of exercise, three put options written by IP are considered to be immaterial.

   As of December 31, 1998, IP adopted FAS 133. For more information regarding IP's adoption of new accounting pronouncements, see "Note 1 -- Summary of Significant Accounting Policies." IP's derivative assets and liabilities were recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the equity section of the Consolidated Balance Sheets as part of the quasi-reorganization. See "Note 2 -- Clinton Impairment and Quasi-Reorganization" for more information. In the future, unless hedge accounting is applied, unrealized gains and losses will be shown net in the Consolidated Statements of Income. IP records realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income.

   Hedge accounting is appropriate only if the derivative is effective at offsetting cash flows from or changes in the fair value of the underlying hedged item and is designated as a hedge at its inception. Additionally, changes in the market value of the hedge must move in an inverse direction or limit an adverse result from changes in the market value of the item being hedged, (the effectiveness of the hedge). This effectiveness is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of effectiveness being at least 80 percent and not more than 125 percent for hedge designation. If and when hedge effectiveness ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. As of December 31, 1998, all non-trading derivative instruments were accounted for using mark-to-market accounting.

     The notional quantities and the average term of the energy derivative commodity instruments held for other than trading purposes at December 31, 1998, follows:


                            Volume-Fixed          Volume-Fixed      Average
                            Price Payor          Price Receiver      Term

Electricity                   1,450 MW              1,050 MW         1 yr


   In addition to the fixed-price notional volumes above, IP has also recorded a $25 million liability in 1998 for two "commodity for commodity" energy swap agreements totaling 350 MW. However, these swap agreements do not meet the definition of a derivative under FAS 133.

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

   The estimated fair value of energy derivative commodity instruments held for non-trading purposes at December 31, 1998, are presented below:


                                  Fair Value             Fair Value
(Millions of dollars)              Assets               Liabilities

Electricity                       $   4.2                $   9.6


   The fair value was estimated using quoted prices and indices where available, and considering the liquidity of the market for the instrument. The fair values are subject to significant volatility based on changing market conditions.

   The average maturity and fair value discussed above are not necessarily indicative of likely future cash flows. These positions may be modified by new offsetting transactions at any time in response to changing generation forecast, market conditions, market liquidity, and IP's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

Trading and Non-Trading -- General Policy: In addition to the risk associated with price movements, credit risk is also part of IP's risk management
activities.   Credit  risk   relates  to  the  risk  of  loss   resulting   from
non-performance of contractual obligations by a counterparty. While IP has experienced no significant losses due to credit risk, off-balance-sheet risk exists to the extent that counterparties to these transactions may fail to perform as required by the terms of each contract. In order to minimize this risk, IP enters into such contracts with those counterparties only after an appropriate credit review has been performed. IP periodically reviews the effectiveness of these financial contracts in achieving corporate objectives. Should the counterparties to these contracts fail to perform, IP could be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then current market prices. In such an event, IP might incur additional loss to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties and its experience to date in successfully completing these transactions, IP believes that the risk of incurring a significant financial statement loss due to the non-performance of counterparties to these transactions is remote.

   An Executive Risk Management Committee has been established to oversee all corporate risk management. The Executive Risk Management Committee's responsibilities include reviewing IP's overall risk management strategies, as well as monitoring and assessing risk exposure and risk management activities to ensure compliance with all applicable risk management limitations, policies, and procedures.


NOTE 16 - RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998

In February 2000, IP restated its consolidated financial statements for the year ended December 31, 1998 to reflect a revision to the initial estimate of the "Transition period cost recovery" regulatory asset established in December 1998 coincident with the impairment of the Clinton Power Station. The effect of this revision was to decrease the amount of the regulatory asset at December 31, 1998, and correspondingly increase the related impairment charge by $325.7 million ($196.5 million net of taxes). The impact of this revision on the net loss and the loss per common share for 1998 follows:

--------------------------------------------------------------------------------
                                             As Previously       As Restated
                                               Reported
--------------------------------------------------------------------------------
                                                  (Millions of Dollars)
--------------------------------------------------------------------------------
Net loss                                     ($1,375.7)          ($1,572.2)

Common stock-No par value                     $1,382.4            $1,185.9
--------------------------------------------------------------------------------
As a result of the quasi-reorganization described in Note 2, there was no effect of this revision on "Retained Earnings."


NOTE 17 - QUARTERLY CONSOLIDATED FINANCIAL INFORMATION AND COMMON STOCK DATA (UNAUDITED)
                                                                                                          (Millions of dollars)
-------------------------------------------------------------------------------------------------------------------------------
                                                            First Quarter      Second Quarter   Third Quarter      Fourth Quarter
                                                                 1998              1998              1998              1998
-------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                             $489.5            $467.0            $715.3            $397.4
Operating income (loss)                                          61.8              (9.8)             66.5          (1,702.2)
Net income (loss)                                                30.4             (40.6)             35.4          (1,577.6)
Net income (loss) applicable to common stock                     25.5             (45.6)             30.4          (1,582.5)
Cash dividends declared on common stock                           -                42.8               -                40.4
Cash dividends paid on common stock                              22.2              20.5              22.2              40.4




                                                             First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                                                                 1997              1997              1997              1997
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                             $472.8            $415.3            $497.1            $388.7
Operating income                                                 88.9              82.6             101.8               5.4
Net income (loss) before extraordinary item                      55.0              51.4              71.9             (27.5)
Net income (loss) after extraordinary item                       55.0              51.4              71.9            (222.5)
Net income (loss) applicable to common stock                     49.5              46.0              67.5            (228.5)
Cash dividends declared on common stock                          23.5              23.2              22.2              22.2
Cash dividends paid on common stock                              23.5              23.5              23.2              22.2





Illinois Power Company
S E L E C T E D   C O N S O L I D A T E D   F I N A N CI A L   D A T A

                                                                                                               (Millions of dollars)
                                                         1998          1997          1996         1995          1994         1988
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues
    Electric                                          $ 1,224.2     $ 1,244.4     $ 1,202.9     $ 1,252.6     $ 1,177.5    $  949.9
    Electric interchange                                  557.2         175.6         137.6         116.3         110.0       109.7
    Gas                                                   287.8         353.9         348.2         272.5         302.0       334.8
------------------------------------------------------------------------------------------------------------------------------------
      Total operating revenues                        $ 2,069.2       1,773.9       1,688.7       1,641.4       1,589.5     1,394.4
------------------------------------------------------------------------------------------------------------------------------------
Extraordinary item net of income tax benefit          $     -         $(195.0)    $     -       $     -       $     -      $    -
Cumulative effect of change in
    accounting principle net of income taxes          $     -         $   -       $     -       $     -       $     -      $   34.0
Net income (loss) after extraordinary item &
    change in accounting principle                   $ (1,552.4)        (44.2)        228.6         182.7         180.3       189.4
Effective income tax rate                                  43.1%         40.1%         37.6%         39.1%         38.4%       29.4%
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable
    to common stock                                   $(1,572.2)        (65.5)        205.6         155.5         161.8       151.9
Cash dividends declared on common stock                    83.2          91.1          87.1          77.9          49.1       188.9
Cash dividends paid on common stock                       105.4          92.4          84.8          75.3          60.5       185.9
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                    $ 6,104.1     $ 5,291.5     $ 5,568.5     $ 5,567.2     $ 5,595.8   $ 6,053.1
------------------------------------------------------------------------------------------------------------------------------------
Capitalization
    Common stock equity                               $   892.2     $ 1,299.1     $ 1,576.1     $ 1,478.1     $ 1,466.0   $ 1,895.6
    Preferred stock                                        57.1          57.1          96.2         125.6         224.7       315.2
    Mandatorily redeemable preferred stock                199.0         197.0         197.0          97.0         133.0       160.0
    Long-term debt                                      2,158.5       1,617.5       1,636.4       1,739.3       1,946.1     2,341.2
------------------------------------------------------------------------------------------------------------------------------------


      Total capitalization                            $ 3,306.8     $ 3,170.7     $ 3,505.7     $ 3,440.0     $ 3,769.8   $ 4,712.0
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings                                     $     -       $    89.5     $   245.9      $  129.6     $    51.1    $  517.9
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                  $   311.5     $   223.9     $   187.3      $  209.3     $   193.7    $  115.5
Cash flows from operations                            $   310.1     $   418.7     $   443.3      $  473.7     $   280.2    $  225.2
AFUDC as a percent of earnings
    applicable to common stock                            (0.2)%        (7.6)%          3.2%          3.9%          5.7%       40.3%
Ratio of earnings to fixed charges                         N/A           0.57          3.40          2.77          2.73        1.83
------------------------------------------------------------------------------------------------------------------------------------


Illinois Power Company
SELECTED ILLINOIS POWER COMPANY STATISTICS

                                                            1998         1997         1996         1995         1994          1988
-----------------------------------------------------------------------------------------------------------------------------------
Electric Sales in kwh (Millions)
Residential                                                 4,893        4,734        4,782        4,754        4,537         4,411
Commercial                                                  4,053        3,943        3,894        3,804        3,517         2,939
Industrial                                                  8,701        8,403        8,493        8,670        8,685         7,415
Other                                                         375          426          367          367          536           964
-----------------------------------------------------------------------------------------------------------------------------------
    Sales to ultimate consumers                            18,022       17,506       17,536       17,595       17,275        15,729

Interchange                                                16,199        7,230        5,454        4,444        4,837         4,903
Wheeling                                                    2,710        3,253          928          642          622            -
-----------------------------------------------------------------------------------------------------------------------------------
    Total electric sales                                   36,931       27,989       23,918       22,681       22,734        20,632
-----------------------------------------------------------------------------------------------------------------------------------
Electric Revenues (Millions of dollars)
Residential                                                  $469         $489         $483         $500         $471          $373
Commercial                                                    329          325          318          321          295           215
Industrial                                                    374          376          360          392          378           312
Other                                                          39           40           38           37           30            50
-----------------------------------------------------------------------------------------------------------------------------------
    Revenues from ultimate consumers                        1,211        1,230        1,199        1,250        1,174           950

Interchange                                                   557          176          138          116          110           110
Wheeling                                                       13           14            4            3            3            -
-----------------------------------------------------------------------------------------------------------------------------------


   Total electric revenues                                $1,781       $1,420       $1,341       $1,369       $1,287        $1,060
-----------------------------------------------------------------------------------------------------------------------------------
Gas Sales in Therms (Millions)
Residential                                                   305          343          427          356          359           367
Commercial                                                    131          147          177          144          144           148
Industrial                                                     67           47           99           88           81           155
-----------------------------------------------------------------------------------------------------------------------------------
    Sales to ultimate consumers                               503          537          703          588          584           670

Transportation of customer-owned gas                          267          309          251          273          262           235
-----------------------------------------------------------------------------------------------------------------------------------
    Total gas sold and transported                            770          846          954          861          846           905

Interdepartmental sales                                        26           19            9           21            5             9
-----------------------------------------------------------------------------------------------------------------------------------
    Total gas delivered                                       796          865          963          882          851           914
-----------------------------------------------------------------------------------------------------------------------------------
Gas Revenues (Millions of dollars)
Residential                                                  $183         $238         $216         $173         $192          $207
Commercial                                                     65           77           79           60           66            71
Industrial                                                     24           20           40           24           31            48
-----------------------------------------------------------------------------------------------------------------------------------
    Revenues from ultimate consumers                          272          335          335          257          289           326

Transportation of customer-owned gas                            7            9            7            8            9            13
Miscellaneous                                                   9           10            6            7            4            (4)
-----------------------------------------------------------------------------------------------------------------------------------
    Total gas revenues                                       $288         $354         $348         $272         $302          $335
-----------------------------------------------------------------------------------------------------------------------------------
System peak demand (native load) in kw (thousands)          3,694        3,532        3,492        3,667        3,395         3,508
Firm peak demand (native load) in kw (thousands)            3,617        3,469        3,381        3,576        3,232         3,077
Net generating capability in kw (thousands)                 3,838        3,289        4,148        3,862        4,121         3,938
-----------------------------------------------------------------------------------------------------------------------------------
Electric customers (end of year)                          580,356      580,257      549,957      529,966      553,869       546,443
Gas customers (end of year)                               408,428      405,710      389,223      374,299      388,170       385,336
Employees (end of year)                                     3,965        3,655        3,635        3,559        4,350         4,663
-----------------------------------------------------------------------------------------------------------------------------------



                                                                   Exhibit 21(a)

Subsidiaries of Illinova Corporation and Illinois Power Company


                                                State or Jurisdiction
Name                                               of Incorporation
----                                            ---------------------

Illinova Corporation                                  Illinois
   Illinois Power Company                             Illinois
      IP Gas Supply Company                           Illinois
      Illinois Power Fuel Company (1)                 Illinois
      Illinois Power Capital, L.P. (2)                Delaware
      Illinois Power Financing I                      Delaware
      Illinois Power Securitization Limited
         Liability company (3)                        Delaware
      Illinois Power Special Purpose Trust (4)        Delaware
   Illinois Business Enterprises, Inc. (5)            Illinois
   Illinova Generating Company                        Illinois
      Electric Energy, Inc. (6)                       Illinois
      Illinova Resource Recovery, Inc.
         (formerly IPG Canfield Co.)                  Illinois
      IGC Krishnapatnam Company
         (formerly IPG Dominguez Co.)                 Illinois
      IPG Eastern, Inc.                               Illinois
      IPG Ferndale, Inc.                              Illinois
      IPG Frederickson, Inc.                          Illinois
      IGC Solutions, Inc.
         (formerly IPG LAP Cogen, Inc.)               Illinois
      IGC Grimes Frontier, Inc.
         (formerly IPG Panorama Co.)                  Illinois
      IPG Paris, Inc.                                 Illinois
      IPG Western, Inc.                               Illinois
      IGC Acquisition Co.
         (formerly IPG Aztec Co.)                     Illinois
      IGC Brazos, Inc.                                Illinois
      IGC Development Company                         Illinois
      IGC International, Inc.                         Cayman Islands
      IGC Grimes County, Inc.
         (formerly IGC Sub Co., Inc.)                 Illinois
      White Oak Energy Investors, Inc.                Illinois
      IGC Maranon, LLC                                Cayman Islands
      IGC Miel, Inc.                                  Cayman Islands
      IGC Azucar, Inc.                                Cayman Islands
      ECI Energy, Ltd. (7)                            Delaware
      North American Energy Services Co. (8)          Washington
      IGC ELCO Partnership, LLC (9)                   Cayman Islands
      ELCO Power Investment Company, LLC (10)         Cayman Islands
      IGC Jamaica Partnership, LLC (11)               Cayman Islands
      IGC International II, Inc. (12)                 Cayman Islands
      IGC Flores Partnership, LLC (13)                Cayman Islands
      IGC Flores Partnership II, LLC (14)             Cayman Islands
      IGC Flores Loanco, LLC                          Cayman Islands
      FIG Leasing International, Inc. (15)            Cayman Islands
      FIG Leasing International III, Inc. (16)        Cayman Islands
      FIG Equipment, LLC (17)                         Cayman Islands
      IGC Aguaytia Partners, LLC (18)                 Cayman Islands
      IGC Mauritius Holding Company
         (formerly IGC-ABC Shanghai Co.)(19)          Mauritius
      Illinova ZJ XC Company (20)                     Mauritius
      IGC Mauritius International Company (21)        Mauritius
      IGC Uch, LLC (22)                               Cayman Islands
      Operaciones de Arequipa, LLC (23)               Cayman Islands
      Tenaska-Illinova Generating
         International, LLC (24)                      Cayman Islands
      Fuerza Electrica de Latinoamerica,LLC (25)      Cayman Islands
      IGC (Encoe), LLC                                Cayman Islands
      IGC Vietnam Development, Inc.                   Cayman Islands
      IGC STI Guna Company (26)                       Mauritius
      COE (UK) Corp. (27)                             Connecticut
      COE (Gencoe) Corp. (28)                         Connecticut
      Charter Oak (Paris), Inc. (29)                  Connecticut
      IGC (Wind),LLC (30)                             Cayman Islands
   Illinova Energy Partners, Inc.                     Delaware
      Tenaska Marketing Ventures (31)                 Nebraska
      EMC/Illinova Energy Partners (32)               Oklahoma
   Illinova Insurance Company                         Vermont

(1) Illinois Power Company owns 50% of the common stock of Illinois Power Fuel Company.

(2) Illinois Power Company is the general partner in Illinois Power Capital, L.P., with a 3% equity ownership share. Illinois Power Capital is consolidated in the accounts of Illinois Power Company.

(3) Illinois Power Company is the sole member of Illinois Power Securitization Limited Liability Company.

(4) Illinois Power Securitization Limited Liability Company is the sole owner of the Illinois Power Special Purpose Trust

(5) Illinova owns 100% of the common stock of Illinois Business Enterprises, Inc.

(6)  Illinova Generating Company owns 20% of the common stock of EEI.

(7) Illinova Generating Company owns 47.5% of the voting common stock of ECI Energy, Ltd.

(8) Illinova Generating Company owns 100% of the common stock of North American Energy Services Company.

(9) IGC International, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 99% and IGC International II Inc. (a wholly-owned subsidiary of IGC International, Inc.) owns 1% of the common stock of IGC ELCO Partnership, LLC.

(10) IGC ELCO Partnership, LLC (a subsidiary of IGC International, Inc. and IGC International II, Inc.) owns 66.7% of the common stock of ELCO Power Investment Company, LLC.


(11) IGC International, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 99% and IGC International II, Inc. (a wholly-owned subsidiary of IGC International, Inc.) owns 1% of the common stock of IGC Jamaica Partnership, LLC.

(12) IGC International, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 100% of the equity of IGC International II, Inc.

(13) IGC International, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 99% and IGC International II, Inc. (a wholly-owned subsidiary of IGC International, Inc.) owns 1% of the common stock of IGC Flores Partnership, LLC.

(14) IGC International, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 99% and IGC International II, Inc. (a wholly-owned subsidiary of IGC International, Inc.) owns 1% of the common stock of IGC Flores Partnership II, LLC.

(15) IGC Flores Partnership, LLC (a subsidiary of IGC International, Inc. and IGC International II, Inc.) owns 51% of the common stock of FIG Leasing International, LLC.

(16) IGC Flores Partnership, LLC (a subsidiary of IGC International, Inc. and IGC International II, Inc.) owns 51% of the common stock of FIG Leasing International III, Inc..

(17) IGC Flores Partnership, LLC (a subsidiary of IGC International, Inc. and IGC International II, Inc.) owns 50% of the common stock of FIG Equipment, LLC.

(18) IGC International, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 99% and IGC International II, Inc.(a wholly-owned subsidiary of IGC International, Inc.) owns 1% of the common stock of IGC Aguaytia Partners, LLC.

(19) IGC  International   II,  Inc.  (a  wholly-owned   subsidiary  of  Illinova
     Generating Company) owns 100% of the equity of IGC Mauritius.

(20) IGC International II, Inc. (a wholly-owned subsidiary of IGC International, Inc.) owns 100% of the equity of Illinova ZJ XC Company.

(21) IGC International II, Inc. (a wholly-owned subsidiary of IGC International, Inc.) owns 100% of the equity of ICG Mauritius International Company.

(22) IGC International,II Inc. (a wholly-owned subsidiary of IGC International, Inc.) owns 99% and IGC International, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 1% of the common stock of IGC Uch, LLC.

(23) IGC International, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 99% and IGC International II, Inc. (a wholly-owned subsidiary of IGC International, Inc.) owns 1% of the common stock of Operaciones de Arequipa, LLC.


(24) IGC Uch, LLC (a subsidiary of IGC International, Inc. and IGC International II, Inc.)owns 50% of the voting common stock of Tenaska-Illinova Generating International, LLC.

(25) IGC International, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 99% and IGC International II, Inc. (a wholly-owned subsidiary of IGC International, Inc.) owns 1% of the common stock of Fuerza Electrica de Latinoamerica, LLC.

(26) IGC International II, Inc. (a wholly-owned subsidiary of IGC International, Inc.) owns 100% the equity IGC STI Guna Company.

(27) IGC (Encoe), LLC (a wholly-owned subsidiary of Illinova Generating Company) owns 79.9% and COE (Gencoe) Corp. (owned 49% by IGC (Encoe), LLC) owns 20.1% of the common stock of COE (UK) Corp.

(28) IGC (Encoe), LLC (a wholly-owned subsidiary of Illinova Generating Company) owns 49% of the common stock of COE (Gencoe) Corp.

(29) IPG Paris, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 100% of the common stock of Charter Oak (Paris), Inc.

(30) IGC International, Inc. (a wholly-owned subsidiary of Illinova Generating Company) owns 100% of the equity of IGC (Wind) Inc.

(31) Illinova Energy Partners, Inc. owns 50% of the equity of Tenaska Marketing Ventures.

(32) Illinova Energy Partners, Inc. owns 51% of the equity of EMC/Illinois Energy Partners.




                                                                    Exhibit 23.1



                        Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-22068), the Registration Statement on Form S-8 (No. 33-60278), the Registration Statement on Form S-8 (No. 33-66124), and the Registration Statement on Form S-3 (No. 333-17847) of our report dated February 26, 1999, except for Note 17 as to which date is February 25, 2000, relating to the financial statements, which appear in this Form 10-K/A.





/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

February 25, 2000