Form 10-Q/A
period 1999-06-30
ILLINOVA CORP
filed 2000-03-01
CIK 914755

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

     IP recognized the impairment of Clinton-related assets and accrued exit-related costs in December 1998, based on expected plant closure as of August 31, 1999. IP now expects to consummate the sale of the Clinton-related assets by the end of 1999. On receipt of various regulatory approvals necessary to consummate the sale, IP will adjust its accruals for exit-related costs in accordance with the terms of the sale. The estimated effect of adjusting the accruals for exit-related costs is approximately a $300 million decrease. Reduction of exit-related accruals will not immediately impact earnings. The decrease in the accruals will result in an increase in other paid-in capital.

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